Form 10QSB
period 2004-06-30
ROCKELLE CORP.
filed 2004-08-13
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                            Commission File No. 000-50416

                                 ROCKELLE CORP.
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

                                  631-244-9841
                           (Issuer's telephone number)

                                  SERIE, INC.
                          3650 SE Marine Dr. Vancouver
                            British Columbia V5S 4R6
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2004: 210,00,000 shares of common stock.

                                 ROCKELLE CORP.
                              FINANCIAL STATEMENTS

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature



Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                 ROCKELLE CORP.


                              FINANCIAL STATEMENTS



                               AS OF JUNE 30, 2004


Rockelle Corp.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #




         Balance Sheet                                                   F-1


         Statement of Operations and Retained Deficit                    F-2


         Statement of Stockholders Equity                                F-3


         Cash Flow Statement                                             F-4


         Notes to the Financial Statements                               F-5

                                 ROCKELLE CORP.
                                  BALANCE SHEET
                    As of June 30, 2004 and December 31, 2003


                                     ASSETS
                                     ------

                                                             June 30,             December 31,
CURRENT ASSETS                                                2004                    2003


  Cash                                                      $     (0)                $    (0)
                                                            --------                --------




                      TOTAL ASSETS                          $     (0)                $    (0)
                                                            ========                ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES

  Accrued expenses                                          $  1,450                 $   950
                                                            --------                --------

                      TOTAL LIABILITIES                        1,450                     950

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    50,000,000 shares authorized;
    100,000 issued and outstanding                               100                     100

  Additional paid in capital                                       0                       0

  Accumulated Deficit                                         (1,550)                 (1,050)
                                                            --------                --------

  Total stockholder's equity                                  (1,450)                   (950)
                                                            --------                --------


      TOTAL LIABILITIES AND EQUITY                          $     (0)                $    (0)
                                                            ========                ========




   The accompanying notes are an integral part of these financial statements.

                                 ROCKELLE CORP.
                             STATEMENT OF OPERATIONS
           For the six months ended June 30, 2004, and from inception
                   (September 19, 2003) through June 30, 2004



                                                      Six Months       From Inception to
                                                    June 30, 2004        June 30, 2004

REVENUE

  Sales                                              $         0           $         0
  Cost of sales                                                0                     0
                                                    ------------          ------------

GROSS PROFIT                                                   0                     0

GENERAL AND ADMINISTRATIVE EXPENSES                          500                 1,550
                                                    ------------          ------------

NET LOSS                                                    (500)               (1,550)

ACCUMULATED DEFICIT, BEGINNING BALANCE                    (1,050)                    0
                                                    ------------          ------------

ACCUMULATED DEFICIT, ENDING BALANCE                  $    (1,550)          $    (1,550)
                                                    ============          ============


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                 (.01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                      100,000







   The accompanying notes are an integral part of these financial statements.

                                 ROCKELLE CORP.
                             STATEMENT OF OPERATIONS
                    For the three months ended June 30, 2004




                                                     Three Months
                                                    June 30, 2004
REVENUE

  Sales                                              $         0
  Cost of sales                                                0
                                                     ------------

GROSS PROFIT                                                   0

GENERAL AND ADMINISTRATIVE EXPENSES                          250
                                                     ------------

NET LOSS                                              $     (250)
                                                     ============



   The accompanying notes are an integral part of these financial statements.

                                 ROCKELLE CORP.
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (September 19, 2003) through June 30, 2004


                                                 COMMON        ADDITIONAL      ACCUMULATED
                                   SHARES         STOCK          PAID IN        DEFICIT          TOTAL
                                 ---------      ---------       ----------     -----------     ----------
Stock issued on acceptance
Of incorporation expenses
September 19, 2003                100,000        $    100        $      0       $      0        $    100

Net loss                           (1,050)         (1,050)
                                 --------        --------        --------       --------        --------

Total at December 31, 2003        100,000        $    100        $      0         (1,050)       $   (950)

Net loss                             (500)           (500)
                                 --------        --------        --------       --------        --------

Total at June 30, 2004            100,000        $    100        $      0       $ (1,550)       $ (1,450)
                                 ========        ========        ========       ========        ========







   The accompanying notes are an integral part of these financial statements.

                                 ROCKELLE CORP.
                             STATEMENT OF CASH FLOWS
                  For the six months ended June 30, 2004, and
            from inception (September 19, 2003) through June 30, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                         June 30, 2004   From Inception


        Net income (loss)                                      $  (500)          $(1,550)

        Increases (Decrease) in accrued expenses                   500             1,450
                                                               --------          --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                           (0)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                       0               100

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               --------          --------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0
                                                               ========          ========













   The accompanying notes are an integral part of these financial statements.

                                  ROCKELLE CORP.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Rockelle Corp. (the Company), formerly known as Serie Inc., a
--------
Company incorporated in the state of Delaware as of September 19, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

                                  ROCKELLE CORP.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

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

                                  ROCKELLE CORP.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

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

None

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

Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through June 30, 2004, the registrant recognized a net loss of $1,550. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


          (b)  Reports of Form 8-K

               On May 24, 2004, we filed a Form 8-K (SEC FIle No. 000-50416) to report the change in control that occurred on May 12, 2004.




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           ROCKELLE CORP.
                                           Registrant


Date: August 12, 2004                      By: /s/ Gerard Stephan
                                           -------------------------
                                           Gerard Stephan
                                           President, Secretary and Director