Form 10QSB/A
period 2004-06-30
ROCKELLE CORP.
filed 2004-08-24
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 2O, 2004: 100,000 shares of common stock.

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
                                                            ========                ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES

  Accrued expenses                                          $  1,450                 $   950
                                                            --------                --------

                      TOTAL LIABILITIES                        1,450                     950

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    200,000,000 shares authorized;
    100,000 issued and outstanding                               100                     100

  Preferred Stock-par value $0.001
   10,000,000 shares authorized
   no shares issued and outstanding                                -                       -

  Additional paid in capital                                       0                       0

  Accumulated Deficit                                         (1,550)                 (1,050)
                                                            --------                --------

  Total stockholder's equity                                  (1,450)                   (950)
                                                            --------                --------


      TOTAL LIABILITIES AND EQUITY                          $     (0)                $    (0)
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

                                  ROCKELLE CORP.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

8.   Stockholder's Equity:
     --------------------

Preferred Stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001 of which none have been issued and outstanding.

Common Stock:

Common Stock includes 200,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on September 19, 2003 in acceptance of the incorporation expenses for the Company.


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

                                           ROCKELLE CORP.
                                           Registrant


Date: August 20, 2004                      By: /s/ Gerard Stephan
                                           -------------------------
                                           Gerard Stephan
                                           President, Secretary and Director