Form 10QSB
period 2004-09-30
ROCKELLE CORP.
filed 2004-11-22
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 22, 2004: 21,566,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature



Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                 ROCKELLE CORP.
                          (a development stage company)

                              FINANCIAL STATEMENTS



                            AS OF SEPTEMBER 30, 2004


ROCKELLE CORP.
(a devlopment stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #




         Balance Sheet                                                   F-1


         Statement of Operations and Retained Deficit                F-2/F-3


         Statement of Stockholders Equity                                F-4


         Cash Flow Statement                                             F-5


         Notes to the Financial Statements                               F-6


                                 ROCKELLE CORP.
                          (a development stage company)
                                  BALANCE SHEET
                 As of September 30, 2004 and December 31, 2003


                                     ASSETS

                                                                September 30,        December 31,
     CURRENT ASSETS                                                2004                 2003


             Cash                                               $ 234,122              $     0
                                                                ----------             --------
                                                                  234,122                    0

      OTHER ASSETS

              Deposit on franchise fee                             50,000                    0
                                                                ----------             --------

                           TOTAL ASSETS                         $ 284,122              $     0
                                                                ==========             ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                       $   4,450              $   950
         Loan from stockholder                                     52,000                    0
                                                                ---------              -------

                           TOTAL LIABILITIES                       56,450                  950

     STOCKHOLDER'S EQUITY

       Preferred Stock - par value $0.001
         10,000,000 shares authorized;
         None issued and outstanding                                    0                    0

       Common Stock - par value $0.001;
         200,000,000 shares authorized;
         21,556,000 issued and outstanding                         21,556                  100

       Additional paid in capital                                 233,244                    0

       Stock subscription receivable                               (1,000)                   0

       Accumulated Deficit                                        (26,128)              (1,050)
                                                                ----------             --------

       Total stockholder's equity                                 227,672                 (950)
                                                                ----------             --------


           TOTAL LIABILITIES AND EQUITY                          $284,122              $    (0)
                                                                ==========             ========

   The accompanying notes are an integral part of these financial statements.


                                 ROCKELLE CORP.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                  For the nine months ended September 30, 2004,
                  the twelve days ended September 30, 2003 and from inception (September 19, 2003) through September 30, 2004


                                                Nine Months     Twelve Days   From Inception
                                                   Ended          Ended         Through
                                               Sep. 30, 2004 Sep. 30, 2003    Sep. 30, 2004

     REVENUE
       Sales                                    $         0     $         0    $         0
       Cost of sales                                      0               0              0
                                                ------------    ------------   ------------

     GROSS PROFIT                                         0               0              0

     GENERAL AND ADMINISTRATIVE EXPENSES             25,078             600         26,128
                                                ------------    ------------   -----------

     NET LOSS                                       (25,078)           (600)       (26,128)

     ACCUMULATED DEFICIT, BEGINNING BALANCE          (1,050)              0              0
                                                ------------    ------------   -----------

     ACCUMULATED DEFICIT, ENDING BALANCE        $   (26,128)    $      (600)   $   (26,128)
                                                ============    ============   ===========


NET EARNINGS PER SHARE

         Basic
         Net loss per share                     $        (*)     $     (.01)
                                       (*) = less than $.01
         Weighted Average Number of
         Common Shares Outstanding               12,155,417         100,000




   The accompanying notes are an integral part of these financial statements.


                                 ROCKELLE CORP.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                For the three months ended September 30, 2004 and
                    the twelve days ended September 30, 2003




                                                    Three Months           Twelve Days
                                                 September 30, 2004     September 30, 2003
     REVENUE
       Sales                                         $         0           $        0
       Cost of sales                                           0                    0
                                                     ------------          -----------

     GROSS PROFIT                                              0                    0

     GENERAL AND ADMINISTRATIVE EXPENSES                  25,078                  600
                                                     ------------          -----------

     NET LOSS                                         $  (25,078)          $     (600)
                                                     ============          ===========



   The accompanying notes are an integral part of these financial statements.


                                 ROCKELLE CORP.
                        STATEMENT OF STOCKHOLDER'S EQUITY
         From inception (September 19, 2003) through September 30, 2004

                                                          COMMON          ADDITIONAL         ACCUMULATED
                                      SHARES              STOCK            PAID IN            DEFICIT             TOTAL
                                    -----------        -----------        -----------       -----------        -----------
Stock issued on acceptance
Of incorporation expenses
September 19, 2003                      100,000        $       100        $         0       $         0        $       100

Net loss                                                                                         (1,050)            (1,050)
                                    -----------        -----------        -----------       -----------        -----------

Total at December 31, 2003              100,000        $       100        $         0            (1,050)       $      (950)

Stock issued May of 2004
as officer compensation
at a value of $19,100
or $0.001 per share                  19,100,000             19,100                  0                               19,100

Stock issued for cash
During July and August of
2004 for $234,600, or
or $0.10 per share                    2,356,000              2,356            233,244                              235,600

Stock subscription receivable                                                                                       (1,000)

Net loss                                                                                        (25,078)           (25,078)

                                    -----------        -----------        -----------       -----------        -----------
Total at Sep. 30, 2004               21,556,000        $    21,556        $   233,244       $   (26,128)       $  (227,672)
                                    ===========        ===========        ===========       ===========        ===========







   The accompanying notes are an integral part of these financial statements.

                                 ROCKELLE CORP.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 2004,
                  the twelve days ended September 30, 2003 and from inception (September 19, 2003) through September 30, 2004


                                                      Nine Months        Twelve Days     From Inception
                                                         Ended              Ended           Through
                                                     Sep. 30, 2004      Sep. 30, 2003    Sep. 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                              $ (25,078)       $    (600)       $ (26,128)

        Increases (Decrease) in accrued expenses           3,500              500            4,450
        Stock issued as compensation                      19,100              100           19,200
                                                       ---------        ---------        ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS                 (2,478)               0           (2,478)

CASH FLOWS FROM INVESTING ACTIVITIES

        Cash paid on franchise deposit                   (50,000)               0          (50,000)

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued for cash                            234,600                0          234,600
        Loan from stockholder                             52,000                0           52,000
                                                       ---------        ---------        ---------

                                                         286,600                0          286,600

CASH RECONCILIATION

        Net increase (decrease) in cash                  234,122                0          234,122
        Beginning cash balance                                 0                0                0
                                                       ---------        ---------        ---------

CASH BALANCE AT END OF PERIOD                          $ 234,122        $       0        $ 234,122
                                                       =========        =========        =========




   The accompanying notes are an integral part of these financial statements.

                                 ROCKELLE CORP.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Rockelle Corp. (the Company), formerly known as Serie Inc., a
Company incorporated in the state of Delaware as of September 19, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

8.   Stockholder's Equity:
     --------------------

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001, of which there are no shares issued and outstanding.

Common Stock includes 200,000,000 shares authorized at a par value of $0.001, of which are 21,556,000 shares issued and outstanding.

On September 19, 2003 100,000 common shares were issued in the amount of $100, or $0.001 per share, for acceptance of the incorporation expenses for the Company.

During May of 2004 19,100,000 common shares were issued in the amount of $19,100 or $0.01 per share, for compensation to the Company's President.

During July and August of 2004 2,356,000 common shares were issued for a value of $235,600, or $0.10 per share in a capital raise which is considered by the Company to be exempt from registration with the U.S. Securities and Exchange Commission. Of the $235,600, $234,600 was in the form of cash and $1,000 was in the form of a stock subscription.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. In 2003 the Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company for a value of $100. In 2004 the Company issued 19,100,000 common shares of stock as officer compensation for a value of $19,100.

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

12.  Change in Control:
     -----------------

The Company had a change in control during May of 2004 whereby the majority shareholder had sold their shares in the Company to another individual.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Plan of Operation
-----------------

The registrant plans to operate in the franchise industry.

Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through September 30, 2004, the registrant recognized a net loss of $26,128 of which $19,100 was in the form of stock compensation to a stockholder and $7,028 in the form of general and administration expenses. Some general and administrative expenses from inception were accrued.

The expenses for the nine months ended September 30, 2004 were $25,078, $19,100 of which were stock compensation and the rest general and administrative expenses, as compared to $600 of general and administrative expenses for the twelve days ended September 30, 2003. The expenses for the quarter ended September 30, 2004 were $24,578, of which $19,100 were stock compensation and the rest general and administrative expenses, as compared to $600 for the twelve days ended September 30, 2003.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 the Company had $234,122 in cash and $50,000 in a deposit on a franchise right for a total of $284,122 in assets. The Company had $4,450 in accrued expenses and a stockholder loan payable in the amount of $52,000 for a total of $56,450 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

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

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending September 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           ROCKELLE CORP.
                                           Registrant


Date: November 22, 2004                    By: /s/ Gerard Stephan
                                           -------------------------
                                           Gerard Stephan
                                           President, Secretary and Director