Form 10KSB
period 2004-12-31
ROCKELLE CORP.
filed 2005-04-14
CIK 1265850

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

                              For Fiscal Year Ended
                                December 31, 2004

                            Commission File #000-50416

                              ROCKELLE CORPORATION
             (Exact name of registrant as specified in its charter)

                                   Delaware
         (State or other jurisdiction of incorporation or organization)

                                   98-0407800
                      (IRS Employer Identification Number)

                 162 Miller Place Road, Miller Place, New York 11764
               (Address of principal executive offices )(Zip Code)

                                 631-244-9841
                (Registrant's telephone no., including area code)

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


                                      SERIE, INC
                          3650 SE Marine Dr. Vancouver
                            British Columbia V5S 4R6
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 14, 2005, was: $-0-

Number of shares of the registrant's common stock outstanding as of April 14, 2005 is: 19,508,280

We do not have a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Rockelle Corp., formerly known as Serie Inc., was incorporated on September 19, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 12, 2004, pursuant to an agreement between us, Scott Raleigh and Gerard Stephan ("Agreement"), Gerard Stephan purchased all of our issued and outstanding shares of common stock for total consideration of $26,000. We subsequently filed Articles of Amendment with the State of Delaware changing our name to Rockelle Corp. Pursuant to the change in control, our business purpose is to acquire and maintain franchises in the quick-service food industry.

On January 5, 2005, we signed a lease agreement for two convenience store locations at Lukoil service stations in Riverhead and Ronkonkoma/ Bohemia, Long Island, New York. We currently generate monthly net revenue of $8,000 from gasoline sales from both stations, based on $0.075 per gallon sold. The first of the two convenience stores is currently under construction. The build out costs for both convenience stores is $220,000. Due to the high traffic volume generated from the gasoline station customers, traditional advertising and promotion costs will be minimal.

In March of 2005, we entered into an agreement with Kahala Corp., an international food franchisor whose brands have more than $450 million in system wide annual sales, granting us exclusive area representation for the Boroughs of Brooklyn, Bronx, Queens, Manhattan, Staten Island and Nassau and Suffolk Counties in the State of New York. This agreement is for one of Kahala's many internationally franchised food concepts --- Taco Time.

As the exclusive rights holder of Taco Time for the New York City/ Western Long Island metropolitan area, we can tap into the ever increasing Hispanic population growth, as well as the insatiable American appetite for high quality, healthy Mexican foods. The first Taco Time will be constructed and operated by us, and will serve as a model for all future franchises. Potential franchisees will be generated via pinpoint marketing, such as open houses and QSR trade shows and other media. To further support our endeavor, Kahala Corporation has provided a seasoned real estate locator to assist franchisees in obtaining strategically selected sites throughout the N.Y. Metropolitan area.

The exclusive rights to Taco Time for the N.Y. Metropolitan area cost $300,000, of which we have already paid $100,000 to Kahala. We intend to sell four Taco Time franchises during the remainder of 2005. The anticipated franchise revenue from the sale of those four franchises is $120,000. Royalty fees of 6% of gross sales will be generated as those stores become operational. By contractual arrangement, each franchised location is also required to contribute an additional 4% of gross revenue to Rockelle Corp. for local and regional advertising.

Mr. Gerard Stephan, of Long Island, New York, is the principle shareholder, with 65% ownership of the common stock of Rockelle Corp. Mr. Stephan is also the sole officer and director of Rockelle Corp.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

EMPLOYEES

We currently have no employees. Our president has agreed to allocate a large portion of his time to the activities of the Company, without compensation. The president anticipates devoting 8 to 10 hours per day to the business affairs of the Company to implement our business plan.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently uses the offices of management at no cost to the Company. We lease two LUKOIL gas stations located at 1733 Old Country Road, Riverhead, New York 11901 ("Riverhead Station") and 3821 Veterans Highway, Ronkonkoma, New York ("Ronkonkoma Station"). We pay $9,500 per month in rent for the Riverhead Station and $7,500 per month in rent for the Ronkonkoma Station.

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

(B) HOLDERS. There are 46 holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

OVERVIEW

We are a builder, owner, operator, franchiser and leaser of various types of quick service food establishments. In addition, we currently have two contracts to build and operate mini-mart type convenience stores that are located at Lukoil gasoline/service stations.

We expect limited revenues until we raise additional funds, and therefore, we will continue to operate on a reduced budget until such time. We currently generate revenues from gasoline sales at the Lukoil locations where we are building our convenience stores. The amount of additional funds secured will dictate the timing and progress of our business development.

TACO TIME

Rockelle Corporation has signed an agreement, dated March 2005, with Kahala Corporation, for exclusive rights to Taco Time, in the greater New York City/ Western Long Island metropolitan area. This agreement is in perpetuity as long as Rockelle is not in default of the monetary or developmental requirements. According to our agreement with Kahala Corporation, we must open a minimum of two stores per year for each of the first ten years. The total Area Representative Fee required is $300,000; $100,000 of this fee was paid by Rockelle at the time the agreement was signed. The remaining balance is to be paid in equal installments of $50,000 per year from years two through five, plus accrued interest of 12%. Once the $200,000 obligation to Kahala is met, we will then retain the next $300,000 in franchise fees. All future franchise fees are divided as follows:Kahala receiving 67% and Rockelle receiving the remaining 33%. Royalty revenues from all stores shall be 6% of gross revenues and distributed 4% to Kahala and 2% to Rockelle. Each store will also be required to contribute 4% of gross sales for regional and local advertising.

CONVENIENCE STORES

     RIVERHEAD

On January 5, 2005, we signed an agreement with 1733 Old Country Road, LLC, ("Old Country"), for exclusive rights to operate a convenience store located at the Lukoil service station in Riverhead, Long Island, NY. This agreement is for a ten year period, beginning January 1, 2005 through December 31, 2014. The lease for this facility calls for $114,000 annually, in installments of $9,500 per month. A concession of $4,500 for each of the first two months was granted for interior improvements. Additionally, there is a 3% per year increase on the lease amount as well as a "triple net" arrangement.

From the gasoline pumped at the Riverhead location, Rockelle will receive $0.075 cents per gallon in the first year, with increases of 1/2 % per gallon per year for each of the ten-year period. This amount increases to $0.076125 cents per gallon in the 2nd year, $0.077267 cents per gallon in the 3rd year and so on. This annual increase in gasoline revenue will offset the increased monthly lease costs.

The agreement calls for us to be opened for a minimum of 7 days per week, 16 hours per day, 365 days per year. These hours of operation will provide heavy traffic flow to our gas pumps and convenience stores. Vendor agreements are already in place with regional distributors such as Harold Levinson Associates, www.HLADIST.com, as well as national suppliers such as Coca-Cola and Pepsi. These agreements provide a continuous supply of product inventory for the convenience stores. As a result of Mr. Stephan's previous franchise food experience the initial product orders will be on mostly favorable 30-60-90 day payment terms.

     RONKONKOMA/ BOHEMIA

We have also entered into an agreement with 3821 Veterans Highway, LLC ("Veterans Highway"), for the exclusive rights of our second convenience store at the Lukoil service station located in Ronkonkoma/ Bohemia, Long Island, New York. This agreement is also for a ten-year period beginning January 1, 2005 and ends on December 31, 2014. The lease for this location is $90,000 annually, in monthly installments of $7,500. A concession of $3,750 for each of the first two months was granted for interior improvements. Additionally, there is a 3% per year increase on the lease amount as well as a "triple net" arrangement.

From the gasoline pumped at the Ronkonkoma/ Bohemia location, Rockelle will receive $0.075 cents per gallon in the first year, with increases of 1/2 % per gallon per year for each of the ten-year period. This amount increases to $0.076125 cents per gallon in the 2nd year, $0.077267 cents per gallon in the 3rd year and so on. This annual increase in gasoline revenue will offset the increased monthly lease costs.

The agreement calls for us to be opened for a minimum of 7 days per week, 16 hours per day, 365 days per year. These hours of operation will provide heavy traffic flow to our gas pumps and convenience stores. Vendor agreements are already in place with regional distributors such as Harold Levinson Associates, www.HLADIST.com, as well as national suppliers such as Coca-Cola and Pepsi. These agreements provide a continuous supply of product inventory for the convenience stores. As a result of Mr. Stephan's previous franchise food experience most of the initial product orders will be on favorable 30-60-90 day payment terms.

Plan of Operation
-----------------

Our plan of operations for the twelve months following the date of this report is to complete the following objectives within the time period specified.

Management strategies include the opening of a "model" Taco Time, offering franchises for sale, providing construction and build out services, furnishing marketing and advertising support. This location will be used as a showcase for future franchisee purchasers. We estimate the cost to open the model store to be approximately $260,000 and we expect to generate revenue in excess of $550,000. An additional $25,000 will be needed for initial food inventory and miscellaneous expenses. When fully operational this location will require a staff of 11 employees.

The Lukoil convenience store, currently under construction in Riverhead, Long Island, is expected to open by the end of the second quarter of 2005. We anticipate that the convenience store will produce $570,000 of revenue in the first year of operations. Gasoline sales are expected to generate an additional $85,000 of annual net revenue as well. The build out cost is $100,000. Equipment costs are also expected to be $100,000. Only $15,000 will be required for inventory and other miscellaneous expenses. When fully operational this location will require a staff of 6 employees.

The Lukoil convenience store in Ronkonkoma/ Bohemia, Long Island, is expected to open by mid to late 2005. Forecasted revenue for the first year's operations is $570,000. We expect to generate an additional $85,000 of net revenue annually from gasoline sales. The Ronkonkoma/ Bohemia location's start up cost will be an additional $20,000 over the $215,000 estimated cost of the Riverhead location, due to the additional square footage. This store will also require a staff of 6 employees.

We maintain a website, www.RockelleCorp.com, which is used to disseminate information, provide operational updates and answer questions regarding franchise opportunities. We anticipate updating the website periodically throughout the year with a budget of $7,500.

OPERATIONAL, GENERAL & ADMINISTRATIVE EXPENSES

We anticipate that our operational, general and administrative expenses for the next 12 months will total $2,140,000. The breakdown is as follows:

         Opening Model Locations *                   $  765,000
         Food & Product Inventory                    $  508,000
         Legal & Accounting                          $   50,000
         Marketing & Advertising                     $   22,000
         Website Development                         $    7,500
         General & Administrative                             $  787,500
                  Insurance                                   $   15,000
                  Laundry & Uniforms                          $    5,000
                  R & M                                       $   11,500
                  Janitorial                                  $    5,500
                  Misc. Equip                                 $    4,500
                  Payroll & Related Taxes                     $  419,000
                  Utilities                                   $   53,000
                  Misc. Exp.                                  $    9,000
                  Rent                                        $  265,000

                  TOTAL                              $2,140,000

* Given that we will only have expenses for opening model locations in year one, operational expenses for year two and beyond will be reduced by $765,000 per year.

OPERATIONAL REVENUE

We anticipate operational revenues for the next 12 months will total $1,850,000. The breakdown is as follows:

         Taco Time                                   $   550,000
         Riverhead                                   $   650,000
         Ronkonkoma/ Bohemia                         $   650,000

                  TOTAL                              $1,850,000


Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through December 31, 2004. For the period ended December 31, 2004, the registrant recognized a net loss of $52,107. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office. The Company also issued a note in the amount of $52,000 to a shareholder of the Company.


Liquidity and Capital Resources
-------------------------------

At December 31, 2004, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Although we have no firm commitments for additional capital at this time, we are actively pursuing a number of funding avenues, including, but not limited to, banks, other financial institutions and/or alternative lending sources.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                                 ROCKELLE CORP.
                         (a development stage company)

                              FINANCIAL STATEMENTS



                            AS OF DECEMBER 31, 2004


ROCKELLE CORP.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS
                                                                        Page #


         Independent Auditors Report                                      F-1


         Balance Sheet                                                    F-2


         Statement of Operations and Retained Deficit                     F-3


         Statement of Stockholders Equity                                 F-4


         Cash Flow Statement                                              F-5


         Notes to the Financial Statements                                F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors
Rockelle Corp.



We have audited the accompanying balance sheet of Rockelle Corp (a development stage company), as of December 31, 2004, and the related statement of operations, equity and cash flows from inception (September 19, 2003) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockelle Corp., as of December 31, and the results of its operations and its cash flows from inception (September 19,2003) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gately & Associates, LLC
Altamonte Springs, FL
February 12, 2005


                                  ROCKELLE CORP.
                         (a development stage company)
                                  BALANCE SHEET
                        As of December 31, 2004 and 2003


                                     ASSETS

                                                            December 31,    December 31,
CURRENT ASSETS                                                  2004           2003
        Cash                                               $   228,643       $     0
                                                           -----------       -------
                                                               228,643             0

 OTHER ASSETS

         Deposit on franchise fee                               50,000             0
         Security deposit on rental property                    17,000             0
                                                           -----------       -------

                      TOTAL ASSETS                         $   295,643       $     0
                                                           ===========       =======

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                       $     6,500       $   950
    Loan from stockholder                                       52,000             0
                                                           -----------       -------

                      TOTAL LIABILITIES                         58,500           950

STOCKHOLDER'S EQUITY

  Preferred Stock - par value $0.001
    10,000,000 shares authorized;
    None issued and outstanding                                      0             0

  Common Stock - par value $0.001;
    200,000,000 shares authorized;
    19,484,655 and 100,000 issued and
    outstanding, respectively                                   19,484           100

  Additional paid in capital                                   270,816             0

  Accumulated Deficit                                          (53,157)       (1,050)
                                                           -----------      --------

  Total stockholder's equity                                   237,143          (950)
                                                           -----------      --------


      TOTAL LIABILITIES AND EQUITY                         $   295,643       $    (0)
                                                           ===========      ========




   The accompanying notes are an integral part of these financial statements.


                                 ROCKELLE CORP.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                 For the twelve months ended December 31, 2004,
                    the 104 days ended December 31, 2003 and
          from inception (September 19, 2003) through December 31, 2004


                                          Twelve Months    104 Days      From Inception
                                              Ended         Ended          Through
                                          Dec. 31, 2004   Dec. 31, 2003   Dec. 31, 2004
                                           ------------    ------------   ------------
REVENUE

  Sales                                    $         0     $        0     $        0
  Cost of sales                                      0              0              0
                                           ------------    ------------   ------------

GROSS PROFIT                                         0              0              0

GENERAL AND ADMINISTRATIVE EXPENSES             52,107          1,050         53,157
                                           ------------    ------------    -----------

NET LOSS                                       (52,107)        (1,050)       (53,157)

ACCUMULATED DEFICIT, BEGINNING BALANCE          (1,050)             0              0
                                           ------------    ------------    -----------

ACCUMULATED DEFICIT, ENDING BALANCE        $   (53,157)    $   (1,050)    $  (53,157)
                                           ============    ============    ===========


NET EARNINGS PER SHARE

    Basic
    Net loss per share:                    $        (*)    $     (.01)
    (* = less than $.01)
    Weighted Average Number of
    Common Shares Outstanding:              11,407,716        100,000







   The accompanying notes are an integral part of these financial statements.


                                     ROCKELLE CORP.
                            STATEMENT OF STOCKHOLDER'S EQUITY
              From inception (September 19, 2003) through September 30, 2004

                                          COMMON   ADDITIONAL  ACCUMULATED
                               SHARES     STOCK     PAID IN    DEFICIT        TOTAL
                             ---------  ---------  ----------  -----------  ----------
Stock issued on acceptance
Of incorporation expenses
September 19, 2003            100,000   $    100    $      0    $       0   $     100

Net loss                                                           (1,050)     (1,050)
                             ---------  ---------  ----------   -----------  ----------

Total at December 31, 2003    100,000   $    100    $      0       (1,050)  $    (950)

Stock issued May of 2004
as officer compensation
at a value of $19,100
or $0.001 per share        19,100,000     19,100           0                   19,100

Stock issued for cash
In a private placement
Memorandum dated June 1, 2004
For a total of $271,100
or $0.95 per share            284,655        284     270,816                  271,100

Net loss                                                          (52,107)    (52,107)

                             ---------  ---------  ----------   -----------  ----------
Total at Dec. 31, 2004    $19,484,655   $ 19,484   $ 270,816    $ (53,157)  $ 237,143
                             =========  =========  ==========   ===========  ==========







   The accompanying notes are an integral part of these financial statements.


                                 ROCKELLE CORP.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2004,
                    the 104 days ended December 31, 2003 and
          from inception (September 19, 2003) through December 31, 2004


                                               Twelve Months    104 Days      From Inception
                                                   Ended         Ended          Through
                                               Dec. 31, 2004   Dec. 31, 2003   Dec. 31, 2004
                                                ---------         -------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                       $ (52,107)        $(1,050)    $ (53,157)

        (Increases) Decrease in rent deposits     (17,000)              0       (17,000)
        Increases (Decrease) in accrued expenses    5,550             950         6,500

        Stock issued as compensation               19,100             100        19,200
                                                ---------         -------     ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS         (44,457)              0       (44,457)

CASH FLOWS FROM INVESTING ACTIVITIES

        Cash paid on franchise deposit            (50,000)              0       (50,000)

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued for cash                     271,100               0       271,100
        Loan from stockholder                      52,000               0        52,000
                                                ---------         -------     ---------

                                                  323,100               0       323,100

CASH RECONCILIATION

        Net increase (decrease) in cash           228,643               0       228,643
        Beginning cash balance                          0               0             0
                                                ---------         -------     ---------

CASH BALANCE AT END OF PERIOD                   $ 228,643         $     0     $ 228,643
                                                =========         =======     =========













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

Common Stock includes 200,000,000 shares authorized at a par value of $0.001, of which 21,556,000 shares are issued and outstanding.

On September 19, 2003 100,000 common shares were issued in the amount of $100, or $0.001 per share, for acceptance of the incorporation expenses for the Company.

During May of 2004, 19,100,000 common shares were issued in the amount of $19,100, or $0.01 per share, for compensation to the Company's President.

On June 1, 2004, the Company issued a Private Placement Memorandum whereby the Company issued 284,655 common shares for a value of $271,100 or $0.95 per share in a capital raise which is considered by the Company to be exempt from registration with the U.S. Securities and Exchange Commission. The original Private Placement Memorandum was initiated at an offering price of $0.10 per share. The Company issued 2,356,000 common shares were issued prior to the Memorandum being amended on November 16, 2004. The amendment called for the issuance per share price to be $1.00 per share. The amendment also called for decreasing those shareholder's share holding in the Company by 90% except that each shareholder would receive additional stock equal to 5% of their shares received after the adjustment set forth. The effective per share price then translates into $0.95 per share.

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

11.  Income Tax:
     ----------

The Company had a net operating loss carry-forward of $53,157 which will expire for tax purposes as a tax benefit during the year of 2024. The carry-forward has been fully reserved for in an allowance account and therefore does not appear on the Balance Sheet as an asset. The operating loss carry-forward is made up of operating losses and no timing losses were developed.

12.  Change in Control:
     -----------------

The Company had a change in control during May of 2004 whereby the majority shareholder had sold their shares in the Company to another individual.

13.  Rent Agreement:
     --------------

On December 22, 2004, the Company placed a deposit on the rental of a gas station. An agreement was signed on January 5, 2005 whereby the Company Would pay a rent security deposit of $20,000 and the first and last month rent of $9,500 per month.

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

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004 and April 14, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                     Age      Positions and Offices Held

Gerard A. Stephan        50       President, CEO, Chairman of Board of Directors

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

GERARD A. STEPHAN Gerard Stephan is our sole officer and director. He has extensive experience in the development, marketing, and operation of a variety of businesses in the construction, manufacturing, and quick service restaurant industries, and owns five patents. Mr. Stephan is seeking to expand his quick service restaurant operations. To that extent, Mr. Stephan has negotiated several locations with national franchises and currently builds and operates Quiznos Sub franchises. He has put together a team of investors, construction contractors, real estate brokers, and operators to gain leverage in the market.

All directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2004, to executive officers who were serving as of the fiscal year ending December 31, 2004, whose salary and bonus during fiscal year ending December 31, 2004 exceeded $100,000. In 2004, no officer received compensation in excess of $100,000.

Summary Compensation Table

                                     ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                                                                   RESTRICTED        SECURITIES
NAME AND PRINCIPAL      FISCAL             OTHER      ANNUAL       STOCK           UNDERLYING         OPTIONS     ALL OTHER
POSITION                 YEAR              SALARY      BONUS    COMPENSATION        AWARDS      (NO. OF SHARES)  COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
Gerard Stephan
President and
Director                  2004           $     0          0     14,050,000          0                  0               0


Employment Agreements. We do not have an employment agreement with our sole officer and director.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Name                              Number of Total Shares      % of Shareholdings
----                              ----------------------      ------------------
Gerard Stephan                             14,050,000               72.02%
162 Miller Place Road
Miller Place, New York 11764

All Executive Officers
and Directors as a Group                   14,050,000               72.02%


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

                EXHIBIT INDEX

3.1  Articles of Incorporation (1)

3.3  By-laws (1)

14   Code of Ethics

(1)  Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

(b)  Reports on Form 8-K.

     On May 24, 2004, the Company filed an 8K based on a change in control of registrant.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $2,500 for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

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

                               ROCKELLE CORP.

                               By: /s/ Gerard Stephan
                              --------------------------
                                      Gerard Stephan
                                      President, Secretary and Director

Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Gerard Stephan                  President, Secretary         April 14, 2005
---------------------               and Director
    Gerard Stephan