Form 10QSB
period 2005-03-31
ROCKELLE CORP.
filed 2005-05-13
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #  000-50416

ROCKELLE CORP.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

98-0407800

(IRS Employer Identification Number)

162 Miller Place Road, Miller Place, New York	11764
(Address of principal executive offices )	(Zip Code)

631-244-9841

(Registrant’s telephone no., including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [ X] No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2005: 20,513,530 shares of common stock.

ROCKELLE CORP.

FINANCIAL STATEMENTS

INDEX

INDEX

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.	Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

ROCKELLE CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

ROCKELLE CORP.

(a development stage company)

Financial Statements
Table of Contents

Balance Sheet	F-1/F2

Statement of Operations	F3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

Rockelle Corp.
(a development stage company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$44,303	$228,643
Accounts receivable	1,800	-
Prepaid expenses	7,000	-

Total current assets	53,103	228,643

FIXED ASSETS
Construction in progress	53,752	-

OTHER ASSETS
Deposit on franchise fee	100,000	50,000
Security deposits and other assets	91,000	17,000

Total other assets	191,000	67,000

Total assets	$297,855	$295,643

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004

CURRENT LIABILITIES
Accrued expenses	6,500	6,500
Loan from stockholder	52,000	52,000

Total current liabilities	58,500	58,500

Total liabilities	58,500	58,500

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized
19,497,780 and 100,000 issued and outstanding in 2005 and
2004, respectively	19,497	19,484
Additional paid-in capital	283,278	270,816
Retained earnings (accumulated deficit)	(63,420)	(53,157)

Total stockholders’ equity	239,355	237,143

Total liabilities and stockholders’ equity	$297,855	$295,643

Rockelle Corp.
(a development stage company)
Statements of Operations
For the three months ended March 31, 2005 and 2004 and
from inception (September 19, 2003) through March 31, 2005

				From
				Inception
				Through
				March 31,
	2005		2004	2005

Sales		$12,318	$-	$12,318

Cost of Sales		-	-	-

Gross profit		12,318	-	12,318

General and administrative expenses		22,581	250	75,738

Net loss		(10,263)	(250)	(63,420)

Accumulated deficit, beginning balance		(53,157)	(1,050)	-

Accumulated deficit, ending balance		(63,420)	(1,300)	(63,420)

Basic and diluted earnings per common share	$	(*)	$(0.01)

		(*) = less than $.01
Weighted average common shares used in computing
basic and diluted earnings per common share		19,489,905	100,000

Rockelle Corp.
(a development stage company)
Statements of Stockholder’s Equity
from inception (September 19, 2003) through March 31, 2005

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total
Stock issued on acceptance
of incorporation expenses
September 19, 2003	100,000	$100	$-	$-	$100

Net loss	-	-	-	(1,050)	(1,050)

Balance at December 31, 2003	100,000	$100	$-	$(1,050)	$(950)

Stock issued May of 2004 as officer
compensation at a value of $19,100
or $0.001 per share	19,100,000	19,100	-	-	19,100

Stock issued for cash in a private
placement memorandum dated June 1, 2004
for a total of $271,100 or $0.95 per share	284,655	284	270,816	-	271,100

Net loss	-	-	-	(52,107)	(52,107)

Balance at December 31, 2004	19,484,655	$19,484	$270,816	$(53,157)	$237,143

Stock issued for cash in a private
placement memorandum dated June 1, 2004
for a total of $2,500 or $0.95 per share	2,625	3	2,497	-	2,500

Issuance of common stock in exchange
for services rendered at a value of $9,975
at $0.95 per share	10,500	10	9,965	-	9,975

Net loss	-	-	-	(10,263)	(10,263)

Balance at March 31, 2005	19,497,780	$19,497	$283,278	$(63,420)	$239,355

Rockelle Corp.
(a development stage company)
Statements of Cash Flows
For the three months ended March 31, 2005 and 2004 and
from inception (September 19, 2003) through March 31, 2005
			From
			Inception
			Through
			March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(10,263)	$(250)	$(63,420)

Adjustments to reconcile net income to net cash
used in operating activities:

Changes in assets and liabilities:
Accounts receivable	(1,800)	-	(1,800)
Prepaid expenses	(7,000)	-	(7,000)
Security deposits and other assets	(124,000)	-	(191,000)
Accounts payable and accrued expenses	-	250	6,500
Total adjustments	(132,800)	250	(193,300)

Net cash used in operating activities	(143,063)	-	(256,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress	(43,777)	-	(43,777)

Net cash used in financing activities	(43,777)	-	(43,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,500	-	292,800
Loan from stockholder	-	-	52,000
Net cash provided by financing activities	2,500	-	344,800

Net (decrease) increase in cash and cash equivalents	(184,340)	-	44,303

Cash and cash equivalents - Beginning of period	228,643	-	-

Cash and cash equivalents - End of period	$44,303	$-	$44,303

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-		$-	$-
Income taxes paid	$-	$		$-

NON-CASH INVESTING ACTIVITY:
Issuance of common stock in exchange for services	$9,975		$-	$-

Rockelle Corp.

Notes to Financial Statements

March 31, 2005

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Rockelle Corp. (the “Company”), formerly known as Serie Inc., was incorporated on September 19, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It’s current primary business purpose is to acquire and maintain franchises in the quick-service food industry.

The financial statements for the three months ended March 31, 2005 and 2004 together with the balance sheet as of March 31, 2005 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the periods presented herein have been made.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company contracted with Krysta Construction (“Krysta”), an entity owned and controlled by the Company’s principal stockholder, to perform construction work. Krysta charged the Company $30,000 for the period ending March 31, 2005.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified:

Management strategies include the opening of a “model” Taco Time, offering franchises for sale, providing construction and build out services, furnishing marketing and advertising support. This location will be used as a showcase for future franchisee purchasers. We estimate the cost to open the model store to be approximately $260,000 and we expect to generate revenue in excess of $550,000. An additional $25,000 will be needed for initial food inventory and miscellaneous expenses. When fully operational this location will require a staff of 11 employees.

The Lukoil convenience store, currently under construction in Riverhead, Long Island, is expected to open by the end of the second quarter of 2005. We anticipate that the convenience store will produce $570,000 of revenue in the first year of operations. Gasoline sales are expected to generate an additional$85,000 of annual net revenue as well. The build out cost is $100,000. Equipment costs are also expected to be $100,000. Only $15,000 will be required for inventory and other miscellaneous expenses. When fully operational this location will require a staff of 6 employees.

The Lukoil convenience store in Ronkonkoma/ Bohemia, Long Island, is expected to open by mid to late 2005. Forecasted revenue for the first year’s operations is $570,000. We expect to generate an additional $85,000 of net revenue annually from gasoline sales. The Riverhead location’s start up cost will be an additional $20,000 over the $215,000 estimated cost of the Ronkonkoma/ Bohemia location, due to the additional square footage. This store will also require a staff of 6 employees.

OPERATIONAL, GENERAL & ADMINISTRATIVE EXPENSES

We anticipate that our operational, general and administrative expenses for the next 12 months will total $2,140,000. The breakdown is as follows:

Opening Model Locations *	$765,000
Food & Product Inventory	$508,000
Legal & Accounting	$50,000
Marketing & Advertising	$22,000
Website Development	$7,500
General & Administrative	$787,500
Insurance	$15,000
Laundry & Uniforms	$5,000

R & M	$11,500
Janitorial	$5,500
Misc. Equip	$4,500
Payroll & Related Taxes	$419,000
Utilities	$53,000
Misc. Exp.	$9,000
Rent	$265,000

TOTAL	$2,140,000

* Given that we will only have expenses for opening model locations in year one, operational expenses for year two and beyond will be reduced by $765,000 per year.

OPERATIONAL REVENUE

We anticipate operational revenues for the next 12 months will total $1,850,000. The breakdown is as follows:

Taco Time	$550,000
Riverhead	$650,000
Ronkonkoma/ Bohemia	$650,000
TOTAL	$1,850,000

Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets ,additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

Results of Operation

The Company has generated $12,318 in revenues from inception (September 19, 2003) through March 31, 2005. All of such revenues were generated during the three month period ended March 31, 2005 when the Company commenced its operations. The Company has recognized a net loss of $63,240 of which $75,738 was in the form of general and administration expenses. Some general and administrative expenses from inception were accrued.

The expenses for the three months ended March 31, 2005 were $22,581 which were all for general and administrative expenses, as compared to $250 of general and administrative expenses for the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005 the Company had $234,122 in cash; $50,000 in a deposit on a franchise right; $91,000 in security deposits and a total of $297,855 in assets. The Company had $6,500 in accrued expenses and a stockholder loan payable in the amount of $52,000 for a total of $58,500 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

Critical Accounting Policies

Rockelle’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States(“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and  underlying accounting assumptions adhere to GAAP and are consistently and conservatively  applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ  materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedure that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

No matter was submitted during the quarter ending March 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ROCKELLE CORP.
Registrant

Date: May 13, 2005	By: /s/ Gerard Stephan
Gerard Stephan
President, Secretary and Director