Form 10QSB
period 2005-06-30
ROCKELLE CORP.
filed 2005-08-10
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #000-50416

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [ X] No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2005: 20,513,530 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

Rockelle Corp. and Subsidiary

Index to Consolidated Financial Statements

June 30, 2005

PAGE

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3-4

Consolidated Statements of Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Rockelle Corp. and Subsidiary
(a development stage company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$11,572	$228,643
Accounts receivable	15,000	-
Inventory	6,325	-

Total current assets	32,897	228,643

FIXED ASSETS
Leasehold improvements	122,854	-
Furniture and equipment	33,577	-
	156,431	-
Accumulated depreciation	(7,947)	-

Fixed assets, net	148,484	-

OTHER ASSETS
Deposit on franchise fee	100,000	50,000
Security deposits and other assets	91,000	17,000

Total other assets	191,000	67,000

Total assets	$372,381	$295,643

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2005	2004

CURRENT LIABILITIES
Accrued expenses	40,712	6,500
Due to affiliates	91,400	-
Loan from stockholder	52,000	52,000

Total current liabilities	184,112	58,500

Total liabilities	184,112	58,500

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized	19,513	19,484
Additional paid-in capital	298,262	270,816
Accumulated deficit	(129,506)	(53,157)

Total stockholders’ equity	188,269	237,143

Total liabilities and stockholders’ equity	$372,381	$295,643

Rockelle Corp. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
For the six months ended June 30, 2005 and 2004 and
from inception (September 19, 2003) through June 30, 2005

				From
				Inception
				Through
				June 30,
	2005		2004	2005

Sales		$57,100	$-	$57,100

Cost of Sales		9,708	-	9,708

Gross profit		47,392	-	47,392

General and administrative expenses		123,741	500	176,898

Net loss		(76,349)	(500)	(129,506)

Accumulated deficit, beginning balance		(53,157)	(1,050)	-

Accumulated deficit, ending balance		(129,506)	(1,550)	(129,506)

Basic and diluted earnings per common share	$	(*)	$(0.01)

		(*) = less than $.01
Weighted average common shares used in computing
basic and diluted earnings per common share		19,501,718	100,000

Rockelle Corp. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
For the three months ended June 30, 2005 and 2004 and

	2005	2004

Sales	$44,782	$-

Cost of Sales	9,708	-

Gross profit	35,074	-

General and administrative expenses	101,160	250

Net loss	$(66,086)	$(250)

Rockelle Corp. and Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ Equity
from inception (September 19, 2003) through June 30, 2005

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total
Stock issued on acceptance
of incorporation expenses
September 19, 2003	100,000	$100	$-	$-	$100

Net loss	-	-	-	(1,050)	(1,050)

Balance at December 31, 2003	100,000	$100	$-	$(1,050)	$(950)

Stock issued May of 2004 as officer
compensation at a value of $19,100
or $0.001 per share	19,100,000	19,100	-	-	19,100

Stock issued for cash in a private
placement memorandum dated June 1, 2004
for a total of $271,100 or $0.95 per share	284,655	284	270,816	-	271,100

Net loss	-	-	-	(52,107)	(52,107)

Balance at December 31, 2004	19,484,655	$19,484	$270,816	$(53,157)	$237,143

Stock issued for cash in a private
placement memorandum dated June 1, 2004
for a total of $17,500 or $0.95 per share	18,375	18	17,482	-	17,500

Issuance of common stock in exchange
for services rendered at a value of $9,975
at $0.95 per share	10,500	11	9,964	-	9,975

Net loss	-	-	-	(76,349)	(76,349)

Balance at June 30, 2005	19,513,530	$19,513	$298,262	$(129,506)	$188,269

Rockelle Corp. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004 and
from inception (September 19, 2003) through June 30, 2005

			From
			Inception
			Through
			June 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(76,349)	$(500)	$(129,506)

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	7,947	-	7,947
Changes in assets and liabilities:
Accounts receivable	(15,000)	-	(15,000)
Inventory	(6,325)	-	(6,325)
Security deposits and other assets	(124,000)	-	(191,000)
Accounts payable and accrued expenses	34,212	500	40,712
Due to affiliates	91,400	-	91,400
Total adjustments	(11,766)	500	(72,266)

Net cash used in operating activities	(88,115)	-	(201,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(146,456)	-	(146,456)

Net cash used in financing activities	(146,456)	-	(146,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	17,500	-	307,800
Loan from stockholder	-	-	52,000
Net cash provided by financing activities	17,500	-	359,800

Net decrease in cash and cash equivalents	(217,071)	-	11,572

Cash and cash equivalents - Beginning of period	228,643	-	-

Cash and cash equivalents - End of period	$11,572	$-	$11,572

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-		$-	$-
Income taxes paid	$-	$		$-

NON-CASH INVESTING ACTIVITY:
Issuance of common stock in exchange for services	$9,975		$-	$9,975

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2005

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Rockelle Corp. (“Rockelle”), formerly known as Serie Inc., was incorporated on September 19, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It’s current primary business purpose is to acquire and maintain franchises in the quick-service food industry.

In April 2005, Rockelle organized and capitalized a wholly-owned subsidiary, Rockelle Riverhead Corp. (“Riverhead”) for the purpose of operating two convenience stores. The consolidated financial statements include the accounts of Rockelle and Riverhead (together the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.

The financial statements for the three and six months ended June 30, 2005 and 2004 together with the balance sheet as of June 30, 2005 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2005 and the results of operations and cash flows for the periods presented herein have been made.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company contracted with Krysta Construction (“Krysta”), an entity owned and controlled by the Company’s principal stockholder, to perform construction work. Krysta charged the Company $93,500 for the period ending June 30, 2005. In addition, Krysta loaned the Company $27,900 during the period ended June 30, 2005. As of June 30, 2005, the Company owes Krysta $91,400 in connection with these transactions.

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

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

Results of Operation

The Company has generated $57,100 in revenues from inception (September 19, 2003) through June 30, 2005. All of such revenues were generated during the six month period ended June 30, 2005 when the Company commenced its operations. Since inception, the Company has recognized a net loss of $129,506 of which $176,898 was in the form of general and administration expenses. Some general and administrative expenses from inception were accrued.

The expenses for the six months ended March 31, 2005 were $123,741 which were all for general and administrative expenses, as compared to $500 of general and administrative expenses for the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2005 the Company had $11,572 in cash; $15,000 in accounts receivable; and $6,325 in inventory and a total of $32,897 in assets. The Company had $40,712 in accrued expenses, $91,400 due to affiliates and a stockholder loan payable in the amount of $52,000 for a total of $184,112 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

Critical Accounting Policies

Rockelle’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and  underlying accounting assumptions adhere to GAAP and are consistently and conservatively  applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ROCKELLE CORP.
Registrant

Date: August 10, 2005	By: /s/ Gerard Stephan
Gerard Stephan
President, Secretary and Director