Form 10QSB
period 2005-09-30
ROCKELLE CORP.
filed 2005-11-22
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

|-| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  631-244-9841
                (Registrant's telephone no., including area code)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes [ X] No |_| Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 21, 2005: 20,513,530 shares of common stock.


--------------------------------------------------------------------------------







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


            Item 3. Defaults Upon Senior Securities


            Item 4. Submission of Matters to a Vote of Security Holders


            Item 5. Other Information


            Item 6. Exhibits and Reports on Form 8-K
SIGNATURE


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

--------------------------------------------------------------------------------

                          Rockelle Corp. and Subsidiary
                   Index to Consolidated Financial Statements
                               September 30, 2005

                                                                                                        PAGE

     CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets.........................................................             2


         Consolidated Statements of Operations...............................................            3-4


         Consolidated Statements of Stockholders' Equity.....................................             5


         Consolidated Statements of Cash Flows...............................................             6


         Notes to Consolidated Financial Statements..........................................             7


                          ROCKELLE CORP. AND SUBSIDIARY
                          (a development stage company)
                           Consolidated Balance Sheets




                       ASSETS

                                     September 30,  December 31,
                                          2005          2004
                                          ----          ----

CURRENT ASSETS
   Cash and cash equivalents          $         -   $    228,643
   Accounts receivable                     15,000              -
   Inventory                                3,500              -
                                      -----------   ------------

        TOTAL CURRENT ASSETS               18,500        228,643
                                      -----------   ------------

FIXED ASSETS
   Leasehold improvements                 122,854              -

   Furniture and equipment                 35,577              -
                                      -----------

                                          158,431              -
   Accumulated depreciation                (7,947)             -

        FIXED ASSETS, NET                 150,484              -
                                      -----------

OTHER ASSETS
   Deposit on franchise fee               100,000         50,000
   Security deposits and other assets      91,000         17,000
                                      -----------   ------------

        TOTAL OTHER ASSETS                191,000         67,000
                                      -----------   ------------

        TOTAL ASSETS                  $   359,984   $    295,643
                                      ===========   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,   December 31,
                                                                         2005           2004
                                                                         ----           ----
CURRENT LIABILITIES
  Accrued expenses                                                        62,198       6,500
  Due to affiliates                                                       99,400           -
  Loan from stockholder                                                   80,260      52,000
                                                                      ----------   ---------

       TOTAL CURRENT LIABILITIES                                         241,858      58,500
                                                                      ----------   ---------
       TOTAL LIABILITIES                                                 241,858      58,500
                                                                      ----------   ---------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.001 par value; 10,000,000 shares authorized;
     None issued and outstanding                                               -           -
   Common stock - $0.001 par value; 200,000,000 shares authorized         19,513      19,484
   Additional paid-in capital                                            298,262     270,816
   Accumulated deficit                                                  (199,649)    (53,157)
                                                                      -----------  ---------
        TOTAL STOCKHOLDERS' EQUITY                                       118,126     237,143
                                                                      ----------   ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  359,984   $ 295,643
                                                                      ==========   =========

                         ROCKELLE CORP. AND SUBSIDIARY
                         (a development stage company)
                     Consolidated Statements of Operations
           For the nine months ended September 30, 2005 and 2004 and
         from inception (September 19, 2003) through September 30, 2005

                                                                                            From
                                                                                          Inception
                                                                                           Through
                                                                                        September 30,
                                                      2005                  2004             2005
                                                      ----                  ----             ----
Sales                                            $    122,613            $        -     $    122,613

Cost of Sales                                          33,461                     -           33,461
                                                 -------------           -----------    ------------
Gross profit                                           89,152                     -           89,152

General and administrative expenses                   235,644                 25,078         288,801
                                                 -------------           ------------   -------------
     NET LOSS                                        (146,492)               (25,078)       (199,649)



Accumulated deficit, beginning balance                (53,157)                (1,050)              -
                                                 -------------           ------------   -------------
Accumulated deficit, ending balance                  (199,649)               (26,128)       (199,649)
                                                 -------------           ------------   -------------
   Basic and diluted earnings per common share   $      (*)              $    (*)
                                                 =============           ===========
                                                 (*) = less than $.01
Weighted average common shares used in computing
basic and diluted earnings per common share        19,505,655             10,837,624
                                                 =============           ===========

                                       3

                         ROCKELLE CORP. AND SUBSIDIARY
                         (a development stage company)
                     Consolidated Statements of Operations
           For the three months ended September 30, 2005 and 2004 and

                                           2005             2004
                                           ----             ----
Sales                                $        65,513   $             -

Cost of Sales                                 23,753                 -
                                     ----------------  ----------------

Gross profit                                  41,760                 -

General and administrative expenses          111,903            25,078
                                     ----------------  ----------------
     NET LOSS                        $       (70,143)  $       (25,078)
                                     ================  ================

                          Rockelle Corp. and Subsidiary
                          (a development stage company)
                 Consolidated Statements of Stockholders' Equity
         from inception (September 19, 2003) through September 30, 2005



                                                                                  Additional
                                                                  Common            Paid-In           Accumulated
                                                Shares             Stock            Capital           Deficit            Total
                                            ---------------    --------------    --------------    --------------    --------------
Stock issued on acceptance
  of incorporation expenses

September 19, 2003                                 100,000     $         100     $           -     $           -     $         100

Net loss                                                 -                 -                 -            (1,050)           (1,050)
                                              -------------    --------------    --------------    --------------    --------------

Balance at December 31, 2003                       100,000     $         100     $           -     $      (1,050)    $        (950)

Stock issued May of 2004 as officer
compensation at a value of $19,100
or $0.001 per share                             19,100,000            19,100                 -                 -            19,100

Stock issued for cash in a private
placement memorandum dated June 1, 2004
for a total of $271,100 or $0.95 per share         284,655               284           270,816                 -           271,100

Net loss                                                 -                 -                 -           (52,107)          (52,107)
                                              -------------    --------------    --------------    --------------    --------------

Balance at December 31, 2004                    19,484,655     $      19,484     $     270,816     $     (53,157)    $     237,143

Stock issued for cash in a private
placement memorandum dated June 1, 2004
for a total of $17,500 or $0.95 per share           18,375                18            17,482                 -            17,500

Issuance of common stock in exchange
  for services rendered at a value of $9,975
   at $0.95 per share                               10,500                11             9,964                 -             9,975

Net loss                                                 -                 -                 -          (146,492)         (146,492)
                                              -------------    --------------    --------------    --------------    --------------

Balance at September 30, 2005                   19,513,530     $      19,513     $     298,262     $    (199,649)    $     118,126
                                              =============    ==============    ==============    ==============    ==============

                          Rockelle Corp. and Subsidiary
                          (a development stage company)
         Consolidated Statements of Cash Flows For the nine months ended
                         September 30, 2005 and 2004 and
         from inception (September 19, 2003) through September 30, 2005

                                                                                                        From
                                                                                                      Inception
                                                                                                       Through
                                                                                                       September 30,
                                                                  2005               2004               2005
                                                              --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $    (146,492)     $     (25,078)     $    (199,649)
                                                              --------------     --------------     --------------

   Adjustments to reconcile net income to
   net cash used in operating activities:
       Depreciation                                                   7,947                  -              7,947
       Changes in assets and liabilities:
         Accounts receivable                                        (15,000)                 -            (15,000)
         Inventory                                                   (3,500)                 -             (3,500)
         Security deposits and other assets                        (124,000)           (50,000)          (191,000)
         Accounts payable and accrued expenses                       55,698              3,500             62,198
         Due to affiliates                                           99,400                  -             99,400
                                                              --------------     --------------     --------------
            Total adjustments                                        20,545            (46,500)           (39,955)
                                                              --------------     --------------     --------------

            Net cash used in operating activities                  (125,947)           (71,578)          (239,604)
                                                              --------------     --------------     --------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            (148,456)                 -           (148,456)
                                                              --------------     --------------     --------------

            Net cash used in financing activities                  (148,456)                 -           (148,456)
                                                              --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                            17,500            253,700            307,800
   Loan from stockholder                                             28,260             52,000             80,260
                                                              --------------     --------------     --------------
            Net cash provided by financing activities                45,760            305,700            388,060
                                                              --------------     --------------     --------------

Net decrease in cash and cash equivalents                          (228,643)           234,122                  -

Cash and cash equivalents - Beginning of period                     228,643                  -                  -
                                                              --------------     --------------     --------------

Cash and cash equivalents - End of period                     $           -      $     234,122      $           -
                                                              ==============     ==============     ==============


SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                              $       1,847      $           -      $           -
                                                              ==============     ==============     ==============
   Income taxes paid                                          $           -      $                  $           -
                                                              ==============     ==============     ==============

NON-CASH INVESTING ACTIVITY:
   Issuance of common stock in exchange for services          $       9,975      $           -      $       9,975
                                                              ==============       ============       ============

                          Rockelle Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2005



 NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Rockelle Corp. ("Rockelle"), formerly known as Serie Inc., was incorporated on September 19, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It's current primary business purpose is to acquire and maintain franchises in the quick-service food industry.

     In April 2005, Rockelle organized and capitalized a wholly-owned subsidiary, Rockelle Riverhead Corp. ("Riverhead") for the purpose of operating two convenience stores. The consolidated financial statements include the accounts of Rockelle and Riverhead (together the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The financial statements for the three and nine months ended September 30, 2005 and 2004 together with the balance sheet as of September 30, 2005 included herein have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2005 and the results of operations and cash flows for the periods presented herein have been made.

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.


NOTE 2 - RELATED PARTY TRANSACTIONS

     The Company contracted with Krysta Construction ("Krysta"), an entity owned and controlled by the Company's principal stockholder, to perform construction work. Krysta charged the Company $93,500 for the period ending September 30, 2005. In addition, Krysta loaned the Company $35,900 during the period ended September 30, 2005. As of September 30, 2005, the Company owes Krysta $99,400 in connection with these transactions.

Item 2.    Management's Discussion and Analysis or Plan of Operation

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

The Lukoil convenience store, in Riverhead, Long Island, opened by the end of the second quarter of 2005 The build out cost is $100,000. Equipment costs are also expected to be $100,000. Only $15,000 will be required for inventory and other miscellaneous expenses. When fully operational this location will require a staff of 6 employees.

OPERATIONAL, GENERAL & ADMINISTRATIVE EXPENSES

We anticipate that our operational, general and administrative expenses for the next 12 months will total $2,140,000. The breakdown is as follows:


         Opening Model Locations *                $             765,000

         Food & Product Inventory                 $             508,000

         Legal & Accounting                       $              50,000

         Marketing & Advertising                  $              22,000

         Website Development                      $               7,500

         General & Administrative                 $             787,500

         Insurance                                $              15,000

         Laundry & Uniforms                       $               5,000

         R & M                                    $              11,500

         Janitorial                               $               5,500

         Misc. Equip                              $               4,500

         Payroll & Related Taxes                  $             419,000

         Utilities                                $              53,000

         Misc. Exp.                               $               9,000

         Rent                                     $             265,000
                                                                 -------

         TOTAL                                    $           2,140,000
                                                               ---------

* Given that we will only have expenses for opening model locations in year one, operational expenses for year two and beyond will be reduced by $765,000 per year.

OPERATIONAL REVENUE

We anticipate operational revenues for the next 12 months will total
$1,200,000.

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

Results of Operation
--------------------

The Company has generated $122,613 in revenues from inception (September 19, 2003) through September 30, 2005. All of such revenues were generated during the nine month period ended June 30, 2005 when the Company commenced its operations. Since inception, the Company has recognized a net loss of $199,649 of which $288,801 was in the form of general and administration expenses. Some general and administrative expenses from inception were accrued.


Liquidity and Capital Resources
-------------------------------

At September 30, 2005 the Company had $0 in cash; $15,000 in accounts receivable; and $3,500 in inventory and a total of $18,500 in assets. The Company had $62,198 in accrued expenses, $99,400 due to affiliates and a stockholder loan payable in the amount of $80,260 for a total of $241,858 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

Critical Accounting Policies

Rockelle's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedure that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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


            None


Item 3.     Defaults Upon Senior Securities.


            None

Item 4.    Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                  ROCKELLE CORP.

                                  Registrant

Date: November 22, 2005           By: /s/ Gerard Stephan
                                  ----------------------

                                  Gerard Stephan

                                  President, Secretary and Director