Form 10KSB
period 2005-12-31
ROCKELLE CORP.
filed 2006-04-11
CIK 1265850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

Commission File number 000-50416

ROCKELLE CORP.

(Name of small business issuer in its charter)

DELAWARE	98-0407800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

162 Miller Place Road, Miller Place, New York	11764
(Address of principal executive offices)	(Zip Code)

(631) 244-9841

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2005: $69,599.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 10, 2006, was: $4,202,924 based upon a last sales price on such date of $0.80.

Number of shares of the registrant’s common stock outstanding as of April 10, 2006 was: 21,303,655

Transfer Agent as of April 10, 2006:	Olde Monmouth Stock Transfer Co., Inc. 77 Memorial Parkway, Suite 101 Atlantic Highlands, NJ 07716

PART I

Item 1.	Description of Business

Business Development

We were incorporated in the State of Delaware under the name Serie Inc. on September 19, 2003. On May 12, 2004, pursuant to an agreement between us, Scott Raleigh and Gerard Stephan (“Agreement”), Gerard Stephan purchased all of our issued and outstanding shares of common stock for total consideration of $26,000. We subsequently filed Articles of Amendment with the State of Delaware changing our name to Rockelle Corp. Mr. Stephan is our sole officer and director, as well as our controlling stockholder. Pursuant to the change in control, our business purpose is to acquire and maintain franchises in the quick-service food industry. Until this change in control, our activities had been limited to actions related to our organization and we conducted virtually no business operations.

Business of Issuer

We are a builder, owner, operator, and franchiser of various types of quick service food establishments. Upon completion of our current funding, we expect to be able to buildout, sell or operate franchises in a number of Walmarts in the initial 5 states. It is our intention to franchise a majority of these initial 10 locations. The amount of additional funds secured will dictate the timing and progress of our future business development.

STEWART’S

On March 16, 2006, we entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC (“Agreement”) which granted us certain development rights to establish, operate and/or franchise ten Stewart’s “Snack Bars” using the Frosted Mug Holdings proprietary restaurant service marks which currently include “Stewart’s”, Stewart’s Root Beer” and the “Original Drive In”. In accordance with the agreement, we have the right to establish, operate and/or franchise these Stewart’s “Snack Bars” in up to ten Wal Mart locations in Pennsylvania, Maryland, Ohio, Florida and New York. Additionally, the Agreement grants us a right of first refusal on all subsequent Wal Mart locations awarded to Frosted Mug Holdings. Currently, permits have been obtained on two properties located in Florida, one property in Maryland and one property located in Pennsylvania. As the Stewart’s “Snack Bars” open, we plan to operate some of these establishments and franchise the remaining locations, subject to registration requirements..

Pursuant to the terms of the Agreement, we were required to pay a development fee equal to Twelve Thousand Five Hundred ($12,500.00) Dollars per Stewart’s “Snack Bar” either under construction or for which a permit has been issued. Said fee shall be paid upon issuance of each subsequent permit for Stewart’s “Snack Bars” developed hereunder. For the initial ten Stewart’s “Snack Bars” subject to this Agreement the total initial fee was One Hundred Twenty Five Thousand ($125,000.00) Dollars (the “Development Fee”). We were also required to pay Four Thousand ($4,000) Dollars per unit toward the royalties to be charged to the Stewart’s “Snack Bars” developed. Hereafter, said fee shall be paid upon issuance of each subsequent permit for Stewart’s “Snack Bars” developed hereunder. In addition to the Development Fee, we also paid Four Thousand Five Hundred ($4,500.00) Dollars in rental security per unit.

Upon the franchising of a location, Rockelle will receive a franchise fee and recurring royalty revenues from each franchised location.

Pursuant to the terms of the Agreement, we have the right to franchise any of the Stewart’s “Snack Bars” developed by us, to any third party, and retain any proceeds from such sale. We shall also be entitled to retain one third of all royalties collected from such third party franchisee. In addition, we have received a right of first refusal for the construction of each additional Stewart’s “Snack Bar” and we believe this can generate additional revenues in the future.

TACO TIME

We have also signed an agreement, dated March 2005, with Kahala Corporation, for exclusive rights to Taco Time, in the greater New York City/Western Long Island metropolitan area. This agreement is in perpetuity as long as Rockelle is not in default of the monetary or developmental requirements. The total Area Representative Fee required is $300,000; $100,000 of this fee was paid by Rockelle at the time the agreement was signed. The remaining balance is to be paid in equal installments of $50,000 per year from years two through five, plus accrued interest of 12%. Once the $200,000 obligation to Kahala is met, we will then retain the next $300,000 in franchise fees. All future franchise fees are divided as follows: Kahala receiving 67% and Rockelle receiving the remaining 33%. Royalty revenues from all stores shall be 6% of gross revenues and distributed 4% to Kahala and 2% to Rockelle. Each store will also be required to contribute 4% of gross sales for regional and local advertising.

CONVENIENCE STORES

On January 5, 2005, we signed an agreement with 1733 Old Country Road, LLC, (“Old Country”), for exclusive rights to operate a convenience store located at the Lukoil service station in Riverhead, Long Island, NY. We also entered into an agreement with 3821 Veterans Highway, LLC (“Veterans Highway”), for the exclusive rights of our second convenience store at the Lukoil service station located in Ronkonkoma/ Bohemia, Long Island, New York. On October 17, 2005, we terminated the Veterans Highway lease agreement and on March 16, 2006 we terminated the Old Country lease agreement for the convenience store locations by a mutual cancellation of the leases, in order to stay focused on our quick service food concepts.

COMPETITION

STEWART’S

The food service industry is highly competitive, and has few barriers to entry. However, since franchises are located within WalMart stores, there will be no direct competition. Stewart’s “Snack bars” will draw customers from a captive audience. Stewart’s customers will come from walk-through foot traffic. Anticipated foot traffic ranges from 1 million to 1.8 million customers depending upon store location and hours of operations. In addition to Walmart’s customers, there will be, on average, 200 to 400 employees per location. An additional benefit of this captive audience is that no advertising costs will be needed.

The major competitors to Stewart’s (outside of these WalMart locations) from an established regional or national franchise chain are as follows:

•	A & W
•	Nathan’s Famous
•	Cheeseburger Cheeseburger
•	Johnny Rockets

TACO TIME

Taco Time, a 40-year-old established franchise, is amongst the top 20 fastest growing franchise chains with fewer than 300 units. Our enhanced product line offers a wider array of menu choices, including vegetarian and health conscious food items. Taco Time’s competitive advantage is that all menu items are prepared daily, using only the freshest ingredients available. Although there is greater competition in this arena, the NY metropolitan area’s population more than supports this number of competitors.

Our competitors for our Taco Time franchises include:

•	Taco Bell
•	Baja Fresh
•	Chipotle
•	Qdoba Restaurants

Item 2.	Description of Property

The Company currently uses the offices of management at 162 Miller Place Road, Miller Place, New York 11764 at no cost to the Company.

Item 3.	Legal Proceedings

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “RKLC.” Our common stock has been quoted on the OTC Bulletin Board since November 30, 2005. The following table sets forth the range of high and low bid quotations for the last 31 days of calendar year 2005 and for the first quarter of calendar year 2006 up to April 10, 2006. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

YEAR	QUARTER	HIGH	LOW

2005	Fourth – thirty one trading days in calendar 2005 subsequent to the Company’s listing on the OTC Bulletin Board on November 30, 2005	$1.10	$0.70
2005	First	0.98	0.65

As of April 10, 2006 in accordance with our transfer agent records, we had 49 shareholders of record. Such shareholders of record held 21,303,655 shares of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Stock Option Grants

As of December 31, 2005, we have not granted any stock options.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. We are a development stage company. Because we have not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified:

It is Rockelle’s intention to develop a minimum of ten (10) Stewart’s “Snack Bar” franchises located within Wal-Mart facilities on an annual basis.

In the first year, Rockelle intends to sell a minimum of five (5) of their developed Stewart’s “Snack Bar” franchises and retain ownership of the remaining franchises. Net revenues from operations of each Stewart’s “Snack Bar” located in a Wal Mart is projected to exceed $147,000 annually. In addition to the franchise operations revenue,

Rockelle will net approximately $150,000 on the sale of each developed Stewart’s “Snack Bar” franchise sold. Rockelle will continue to earn $4,000 annually in recurring royalty fees per location for each franchise sold.

Rockelle holds the right of first refusal to purchase any WalMart location granted to Frosted Mug for a Stewart’s “Snack Bar”. It is the intention of Rockelle to develop ten (10) Stewart’s “Snack Bar” franchises, located within Wal-Mart stores, in each subsequent year. It is anticipated that this agreement with Frosted Mug will allow Rockelle to expand into many other locations across the United States. To assure the successful buildout of each Stewart’s “Snack Bar” franchise within Walmart, we have hired a contract expeditor to oversee all sites under construction nationally to facilitate this expansion.

Rockelle will continue to net approximately $150,000 on the sale of each developed Stewart’s “Snack Bar” franchise sold. By selling a minimum of 5 franchise locations, total net revenue from these sales will generate approximately $750,000, exclusive of any continuing royalty revenue.

Management strategies include the opening of a “model” Taco Time in the New York Metropolitan area, offering franchises for sale, providing construction and build out services, furnishing marketing and advertising support. This location will be used as a showcase for future franchise purchasers. We estimate the cost to open the model store to be approximately $260,000 and we expect to generate revenue in excess of $550,000. An additional $25,000 will be needed for initial food inventory and miscellaneous expenses. When fully operational this location will require a staff of 11 employees.

Plan Of Operations

Over the next twelve months we intend to further our business plan by developing ten (10) Stewart’s Original Root Beer Restaurant Snack Bars, located within existing WalMart stores across 5 states, as well as opening a minimum of four (4) Taco Time franchise locations. We will undertake the build-out construction, bring each franchised location into operational status, and then either operate the franchised location or sell the franchised location to other franchisees. Our sole officer and Director, Gerard Stephan, will oversee all of the following activities.

CONSTRUCTION

Prior to this filing, construction had begun in three (3) locations; one in Pennsylvania, one in Maryland, and one in Florida. Beginning in mid-April, 2006, we anticipate construction to commence on the remaining three (3) sites in Maryland, one (1) in Florida and two (2) in Ohio. Our last remaining site, in New York State, for which we are currently under contract, is anticipated to begin in June 2006. We have already hired a construction facilitator to oversee all aspects of the build-out construction. Our facilitator helps us to take advantage of the combine purchasing power of multiple construction sites.

OPERATIONS

It is our intension to sell a minimum of five (5) developed Stewart’s “Snack Bar” franchises and retain ownership of the remaining five (5) franchises. In addition, we will also develop a minimum of four (4) Taco Time franchises in 2006.

SALES AND MARKETING

Our sales and marketing is divided into two separate categories. The first is to generate visibility for the franchises we intend to operate. We will take advantage of the foot traffic generated by WalMart’s customers to spread the word about these new Stewart’s locations.

The second is to utilize the operational locations to develop interest by prospective franchisees. In addition, we intend to use traditional sales and marketing vehicles such as newspaper and trade publications.

As royalty revenues grow, we intend to increase our visibility by implementing local and regional advertising campaigns.

FURTHER DEVELOPMENT OF ORGANIZATIONAL INFRASTRUCTURE

Mr. Stephan will personally undertake the responsibility of selecting and overseeing the management put in place in each of the Stewart’s locations in WalMart stores. With continued expansion, it is our intention to hire regional managers to oversee daily operations of larger geographical regions. In addition, Mr. Stephan will be responsible for hiring the employees needed to staff our initial locations.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated and if we are unable to generate sufficient revenues, we may be unable to proceed with our plan of operations. We may need to seek additional equity financing to cover our administrative expenses, marketing and expansion. We anticipate that, if needed, any such financing will be through the sale of shares of our common stock at prices based upon our trading market once such market develops. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require the additional financing to potentially achieve our goal of profit, revenue and growth.

Liquidity and Capital Resources

On March 3, 2006, we completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we will issue up to $2,000,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the average applicable percentage of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. The Company simultaneously issued to the private investors seven year warrants to purchase 3,000,000 Series A warrants at an exercise price of $1.00 and 3,000,000 Series B warrants at an exercise price of $1.50.

A private investment firm, Westminster Securities Corporation based in New York City, will receive a total commission of $160,000 (8% of the net proceeds of $2,000,000) for arranging for this financing. In addition, Westminster Securities received 100,000 shares of our common stock and seven year warrants to purchase 300,000 Series A warrants at an exercise price of $1.00 and 300,000 Series B warrants at an exercise price of $1.50.

To date, we have received net proceeds of $700,000 under the terms of the securities purchase agreement. We shall receive the balance as follows: (i) net proceeds of $600,000 within 2 days of filing this registration statement; and (ii) net proceeds of $700,000 within 2 days of this registration statement being declared effective by the SEC. If the SB-2 is not declared effective within 120 days after March 3, 2006, we must pay a penalty of 2% of the outstanding principal balance of the callable secured convertible notes for each thirty-day period that the SB-2 is not declared effective.

To date we have received $700,000 under the terms of the securities purchase agreement. We have applied these funds in the manner outlined in the table below.

Gross Proceeds Received	$700,000

Less - Use of Proceeds • Prorated Closing Costs and Fees • Frosted Mug Contract • Construction, Build-out & Equipment Costs _	$178,575 $149,000 $372,425
Total Proceeds Utilized	$700,000
Net Retained for operating expenses	$ 0

We expect to receive the balance as follows: (i) net proceeds of $600,000 within 2 days of filing this registration statement; and (ii) net proceeds of $700,000 within 2 days of this registration statement being declared effective by the SEC. If the SB-2 is not declared effective within 120 days after March 3, 2006, we must pay a penalty of 2% of the outstanding principal balance of the callable secured convertible notes for each thirty-day period that the SB-2 is not declared effective.

The remaining proceeds will be used for build-out construction and equipment costs for the remaining WalMart locations approximating $1,000,000 with the balance of $300,000 to be used for general working capital.

With an existing forecast of minimum revenues of $3,126,000 in 2006, management believes that with the operational cash to be generated and the retained working capital from our recent funding as well as the remaining $1,300,000 of funding to be received, the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecast revenues or that we will receive the remaining

$1,300,000 of funding, which is dependent upon this filing becoming effective, management believes that both the revenue generation forecast and the additional funding will be attained. At the present level of operations, working capital requirements to sustain operations approximates $50,000_ per month exclusive.

It is management’s estimate that with its existing working capital resources and with the insurance of the contemplated additional funding noted, we will be able to meet the working capital requirements of operations for the coming twelve months of operations.

Item 7.	Financial Statements

The financial statements of the Company, together with the report of auditors, are as follows:

Rockelle Corp. and Subsidiary

Consolidated Financial Statements

December 31, 2005 and 2004

Rockelle Corp. and Subsidiary

Table of Contents

December 31, 2005 and 2004

Page

Reports of Independent Registered Public Accounting Firms	F-2 and F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – 16

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of

Rockelle Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Rockelle Corp. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year ended December 31, 2005. The financial statements as of December 31, 2004 were audited by other auditors whose report dated February 12, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockelle Corp. and Subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $742,515, current liabilities exceeded current assets by $301,554 at December 31, 2005, and incurred cumulative losses of $742,515 at December 31, 2005. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 2. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Infante & Company

Hollywood, Florida

March 29, 2006

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Rockelle Corp.

We have audited the accompanying balance sheet of Rockelle Corp (a development stage company), as of December 31, 2004, and the related statement of operations, equity and cash flows from inception (September 19, 2003) through December 31, 2004. These financial statements are the responsibility of the

Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockelle Corp., as of December 31, and the results of its operations and its cash flows from inception (September 19, 2003) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

Gately & Associates, LLC

Altamonte Springs, FL

February 12, 2005

Rockelle Corp. and Subsidiary
Consolidated Balance Sheet

ASSETS
December 31,
2005

CURRENT ASSETS
Cash and cash equivalents	$2,150
Inventories	2,858

TOTAL CURRENT ASSETS	5,008

PROPERTY AND EQUIPMENT, NET	122,064

FRANCHISE AREA RIGHTS, NET	276,250

OTHER ASSETS
Security deposits and other	56,000

TOTAL ASSETS	$459,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$70,802
Franchise obligation - current portion	50,000
Due to affiliate	105,500
Loan from stockholder	80,260

TOTAL CURRENT LIABILITIES	306,562

FRANCHISE OBLIGATION - NON-CURRENT	150,000

TOTAL LIABILITIES	456,562

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-
Common stock - $0.001 par value; 200,000,000 shares authorized;
19,963,530 issued and outstanding	19,963
Additional paid-in capital	725,312
Accumulated deficit	(742,515)

TOTAL STOCKHOLDERS’ EQUITY	2,760

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,322

The accompanying notes are an integral part of these financial statements

Rockelle Corp. and Subsidiary
Consolidated Statements of Operations
For the years ended December 31, 2005 and 2004

	2005	2004

Revenues	$69,599	$-
Commission earned	86,065	-
TOTAL REVENUES	155,664	-

COST OF GOODS SOLD	48,268	-

GROSS PROFIT	107,396	-

General and administrative expenses	734,234	52,107
Depreciation and amortization	39,007	-

OTHER EXPENSES
Interest expense	23,513	-

Net loss before provision for income taxes	(689,358)	(52,107)
Provision for income taxes	-	-

NET LOSS	$(689,358)	$(52,107)

Basic and diluted net loss per common share	$(0.04)	$(0.01)

Weighted average common shares used in computing
basic and diluted net loss per common share	19,595,124	11,407,716

The accompanying notes are an integral part of these financial statements

Rockelle Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2003	100,000	$100	$-	$(1,050)	$(950)

Stock issued May of 2004 as officer
compensation at a value of $19,100
or $0.001 per share	19,100,000	19,100	-	-	19,100

Stock issued for cash in a private
placement memorandum dated June 1, 2004
for a total of $271,100 or $0.9524 per share	284,655	284	270,816	-	271,100

Net loss	-	-	-	(52,107)	(52,107)

Balance at December 31, 2004	19,484,655	$19,484	$270,816	$(53,157)	$237,143

Stock issued for cash in a private
placement memorandum dated June 1, 2004
for a total of $17,500 or $0.9524 per share	18,375	18	17,482	-	17,500

Issuance of common stock in exchange
for leasehold improvements at a value of
$9,975 at $0.95 per share	10,500	11	9,964	-	9,975

Issuance of common stock in exchange
for services rendered at a value of
$380,000 at $0.95 per share	400,000	400	379,600	-	380,000

Issuance of common stock in exchange
for services rendered at a value of
$47,500 at $0.95 per share	50,000	50	47,450	-	47,500

Net loss	-	-	-	(689,358)	(689,358)

Balance at December 31, 2005	19,963,530	$19,963	$725,312	$(742,515)	$2,760

The accompanying notes are an integral part of these financial statements

Rockelle Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(689,358)	$(52,107)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	39,007	-
Common stock issued as compensation	-	19,100
Common stock issued for services	427,500	-
Changes in assets and liabilities:
Inventories	(2,858)	-
Security deposits and other	(39,000)	(17,000)
Accounts payable and accrued expenses	64,302	5,550
Due to affiliate	105,500	-
Total adjustments	594,451	7,650

Net cash used in operating activities	(94,907)	(44,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40,467)	-
Expenditures on leasehold improvements	(86,879)	-
Acquisition of franchise area rights	(250,000)	(50,000)

Net cash used in investing activities	(377,346)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock at $0.95 per share	17,500	271,100
Loan from stockholder	28,260	52,000
Financing of franchise area rights obligation	200,000	-
Net cash provided by financing activities	245,760	323,100

Net (decrease) increase in cash and cash equivalents	(226,493)	228,643

Cash and cash equivalents - Beginning of period	228,643	-

Cash and cash equivalents - End of period	$2,150	$228,643

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,513	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services rendered	$9,975	$-

The accompanying notes are an integral part of these financial statements

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 – NATURE OF OPERATIONS

Rockelle Corp. (“Rockelle”, the “Company” or “We”), formerly known as Serie Inc., was incorporated on September 19, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Its current primary business purpose is to acquire and maintain franchises in the quick-service food industry.

In April 2005, the Company organized and capitalized a wholly-owned subsidiary, Rockelle Riverhead Corp. (“Riverhead”) for the purpose of operating two convenience stores, each located on a property shared with a gas station. As a result of operating these stores, the Company commenced operations and is thus no longer in the development stage. In connection with assuming the operations of the convenience stores, the owners of the properties contracted with Rockelle to buy and sell convenience store goods and earn commission on fuel dispensed to customers.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has an accumulated deficit of $742,515, current liabilities exceeded current assets by $301,554 at December 31, 2005, and incurred cumulative losses of $742,515 at December 31, 2005. The Company cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment (See Note 11). However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and financial statement presentation

The financial condition and results of operations include the accounts of Rockelle and Riverhead (collectively referred to as the “Company”) and are included in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2005 presentation.

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash and cash equivalents include cash on hand and cash in the bank.

Inventories

Inventories consist of convenience store goods such as drinks, snacks and cigarettes and are stated at the lower of cost or market determined using the first-in, first-out (“FIFO”) cost method of accounting. There were inventories of $2,858 as of December 31, 2005.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are typically three to seven years. Included in property and equipment, net are leasehold improvement costs. The useful lives attributed to these assets are seven years.

Expenditures and major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash balances at various financial institutions with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005, there were no balances at financial institutions over the FDIC insured limit.

Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Revenue Recognition

Revenues are primarily derived from the sale of goods and commission earned on dispensing fuel to customers. Specifically for this Company engaged in the retail business during 2005, revenue is recognized at the point of sale upon delivering goods and upon dispensing fuel to customers, in accordance with the guidelines provided in the Security and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, which requires revenue to be recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured.

Advertising Costs

The Company expenses advertising production costs as they are incurred. There were no advertising costs for the years ended December 31, 2005 and 2004.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, other assets, accounts payable and other current liabilities carrying amounts approximate fair value.

Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. It is more likely that the deferred tax asset will not be recognized.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Goodwill and Other Intangibles

The Company adopted SFAS No.142, "Goodwill and Other Intangible Assets," on January 1, 2005. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141 "Business Combinations," to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Net Loss Per Common Share

Basic net income (loss) per common share exclude dilution and are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common shares of the Company or its subsidiaries were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the fiscal year 2005 and 2004, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. At December 31, 2005, there were no shares issued that were considered to be dilutive securities that will dilute future earnings per share.

Recent Accounting Pronouncements

Inventory Costs

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) under the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” Paragraph 5 of ARB 42, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...”

This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company intends to implement the above effective January 1, 2006.

Non-Monetary Exchange

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” an amendment to Opinion No. 29, “Accounting for Non-monetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in periods beginning after December 16, 2004. The Company is in the process of reviewing this pronouncement and will implement this pronouncement effective January 1, 2006, where applicable.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after June 15, 2005. The Company has requested the Compensation Committee to review the impact of this pronouncement and to review the costs of stock options, restricted stock and other incentive-equity based programs to align management and its employees with the shareholders’ interests. The Company will implement this pronouncement effective January 1, 2006.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No.154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses,

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005:

Furniture and fixtures	$40,467
Leasehold improvements	96,854
137,321
Less: Accumulated depreciation and amortization	(15,257)
$122,064

Depreciation and amortization expense was $15,257 and $0 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 - FRANCHISE AREA RIGHTS

In March 2005, Rockelle Corp signed an agreement with Kahala Corporation, for exclusive rights to Taco Time, in the greater New York City/Western Long Island metropolitan area. This agreement is in perpetuity as long as Rockelle is not in default of the monetary or developmental requirements. Under the terms of the Agreement Rockelle has therights to sell franchises effective upon inception of the agreement and Rockelle must open a minimum of two stores per year for each of the first ten years. The total Area Representative Fee required is $300,000; $100,000 of this fee was paid by Rockelle of which $50,000 was paid as a deposit in fiscal year 2004 and an additional $50,000 was paid at the time the agreement was signed. The remaining balance is to be paid in equal installments of $50,000 per year from years two through five, plus accrued interest of 12%. Once the $200,000 obligation to Kahala is met, Rockelle will then retain the next $300,000 in franchise fees. All future franchise fees are divided as follows: Kahala receiving 67% and Rockelle receiving the remaining 33%. Royalty revenues from all stores shall be 6% of gross revenues and distributed 4% to Kahala and 2% to Rockelle. Each store will also be required to contribute 4% of gross sales for regional and local advertising.

Franchise area rights consists of the following at December 31, 2005:

Franchise area rights (life of 10-yrs)	$300,000
Less: Accumulated amortization	(23,750)
$276,750

Franchise area rights amortization expense was $23,750 and $0 for the years ended December 31, 2005 and 2004, respectively.

NOTE 6- INCOME TAXES

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations for years 2005 and 2004 due to the Company’s net loss and valuation allowance on the resulting deferred tax asset.

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2005 and 2004 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	2005	2004
Computed “expected tax benefit	$(250,383)	$(17,716)
State income taxes	(66,278)	(4,690)
Change in deferred tax asset valuation	316,661	22,406
	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax asset:
Net operating loss carryforward	$339,519
Less: Valuation allowance	(339,519)
Net deferred tax asset	$-

At December 31, 2005, the Company had useable net operating loss carryforwards of approximately $790,000 for income tax purposes, available to offset future taxable income expiring in 2020.

The valuation allowance at January 1, 2005 was $22,858. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $316,661.

NOTE 7 – RELATED PARTY TRANSACTIONS

In January 2005, the Company contracted with Krysta Construction (“Krysta”), an entity owned and controlled by the Company’s principal stockholder, to perform construction for leasehold improvements to its convenience store premises. The Company has an unpaid balance of $105,500 due to Krysta, which is recorded as due to affiliate in the accompanying balance sheet as of December 31, 2005. The balance due to affiliate is non-interest bearing and due upon demand.

During 2005, the principal stockholder loaned the Company an amount of $28,260 to fund working capital requirements. The balance due to the stockholder is $80,260 and is recorded as a loan from stockholder in the accompanying balance sheet as of December 31, 2005. The loan to stockholder is non-interest bearing and due upon demand.

NOTE 8 - LEASE AGREEMENTS

In January 2005, the Company entered into a long term operating lease for a convenience store and fuel dispensing premises with an annual basic rent of $90,000 for the first lease year, payable in monthly installments of $7,500 with an agreed upon reduction during the first two months. Each lease year thereafter the basic rent shall be increased 3% over the previous lease year and the Company is required to pay an additional contingent rent on all increases in real estate property taxes. The lease expires in December, 2014. The lease was subsequently cancelled on October 17, 2005. See Note 9.

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

In January 2005, the Company entered into a long term operating lease for a convenience store and fuel dispensing premises with an annual basic rent of $114,000 for the first lease year, payable in monthly installments of $9,500 with an agreed upon reduction during the first two months. Each lease year thereafter the basic rent shall be increased 3% over the previous lease year and the Company is required to pay an additional contingent rent on all increases in real estate property taxes. The lease expires in December, 2014. The total remaining lease obligation is $1,158,538 as of December 31, 2005. The following is a schedule of minimum lease payments required over the subsequent five years and thereafter:

Year 2006	$114,000
Year 2007	117,420
Year 2008	120,943
Year 2009	124,571
Year 2010	128,308
Thereafter	552,897
$1,158,538

Total rental expense was $144,749 and $0 for the years ended December 31, 2005 and 2004.

Commission Contracts

In conjunction with the terms of the above leases, and for each property, the Company entered into a Commission Contract whereby the Company receives commission at a rate of $.075 per gallon of fuel sold on the premises.

NOTE 9 – LEASE CANCELLATION

In October, 2005, the Company entered into a Mutual Cancellation of Lease and Lessee Commission Contract agreement (“Mutual Cancellation Agreement”) whereby the Company terminated its lease and commission contract with the Ronkonkoma store. Under the terms of the Mutual Cancellation Agreement all amounts due to the Company, including the unapplied portion of all security deposits, were returned to the Company net of outstanding utility, telephone and rent expense incurred during the pro-rata portion of the month of October. There was no gain or loss recorded on the termination of the lease and lessee commission contract.

NOTE 10 – STOCKHOLDERS’ EQUITY

During 2005, Rockelle issued an additional 18,375 common shares at $0.9524 per share in accordance with the private placement offering dated June 1, 2004.

In March 2005, Rockelle issued 10,500 common shares at $0.95 per share for leasehold improvement services. The Company valued the common shares at the contemporaneous cash value of $9,975.

In May 2005, Rockelle issued 50,000 common shares at $0.95 per share for legal services. The Company valued the common shares at the contemporaneous cash value of $47,500.

In May 2005, Rockelle entered into a Consultant Agreement with a business development corporation with expertise in the dissemination of information about early stage or publicly traded companies. Under the terms of the agreement and in consideration for services, the Company paid or caused to be delivered 100,000 shares of common stock every other month beginning month two for a total of fourteen months. The Company issued a total of 400,000 common shares at $.95 per share for consulting services as of December 31, 2005. The Company valued these common shares at the contemporaneous cash value of $380,000.

Rockelle Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 11 – SUBSEQUENT EVENTS

In March 2006, Riverhead turned over the operations of its one remaining convenience store to the owner of the property. In exchange for turning over the operations, Riverhead received $75,000, which is equal to the amount of construction costs incurred with Krysta to upgrade the facility. Riverhead spent an additional $62,000 for equipment and improvements with third parties for which they were not reimbursed.

In March 2006, the Company completed a financing agreement for $2,000,000 with private investors (the "Investors"). Under the terms of the agreement, at Closing, the Company received the first of three payments of the funding which are expected to be completed over the course of the next several months. The Company issued to the Investors secured convertible debentures totaling $2,000,000 with a 6% interest rate and a maturity date of March 1, 2009. The debentures are convertible into common shares of the Company at the applicable percentage (as defined) times the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. The Company simultaneously issued to the private investors seven year warrants to purchase 3,000,000 warrants at an exercise price of $ 1.00 and 3,000,000 warrants at an exercise price of $1.50 per share. The Company is in the process of evaluating the impact of this on its financial statements for fiscal year 2006 in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

On March 16, 2006, the Company entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC (“Agreement”) which granted it certain development rights to establish and operate ten Snack Bars using the Frosted Mug Holdings proprietary restaurant services marks which currently include “Stewart’s”, Stewart’s Root Beer” and the “Original Drive In”. In accordance with the agreement, the Company has the right to establish and operate these Stewart's Snack Bars in up to ten Walmart locations in Pennsylvania, Maryland, Ohio, Florida and New York. Currently, permits have been obtained and construction has been commenced on two properties located in Florida and one property located in Pennylvania. At such time as the Snack Bars have opened, the Company can continue to manage each of these establishments or, subject to registration requirements, locate individual franchisees to operate the business.

Pursuant to the terms of the Agreement, the Company was required to pay a development fee equal to $12,500 per Snack Bar either under construction or for which a permit has been issued. Said fee shall be paid upon issuance of each subsequent permit for Snack Bars developed hereunder. For the initial ten Snack Bars subject to this Agreement the total initial fee was $125,000 (the “Development Fee”). The Company was also required to pay $4,000 per unit toward the royalties to be charged to the Wal Mart Snack Bars developed. Hereafter, said fee shall be paid upon issuance of each subsequent permit for Snack Bars developed hereunder. In addition to the Development Fee, the Company also paid $4,500 in rental security per unit.

Pursuant to the terms of the Agreement, the Company has the right to sell any of the Snack Bars developed by it to any third party and retain any proceeds from such sale. The Company shall also be entitled to retain one third of all royalties collected from such third party franchisee after the sale.

In April, 2006, Kahala Corporation agreed to allow the Company to pay the 2006 franchise area rights annual installment of $50,000 as follows: $10,000 due in April, 2006 and the balance of $40,000 due in August, 2006. The remaining balance outstanding accrues interest at a rate of 12% in accordance with the agreement.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our accountants are Infante & Company, 1930 Harrison, Suite 308, Hollywood, FL 33020. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On May 10, 2005, Gately & Associates, LLC (“Gately & Associates”) was dismissed as our independent auditor. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On May 10, 2005, we engaged Weisberg, Mole, Krantz & Goldfarb (“Weisberg”) as its principal independent accountant.

Subsequently, on August 20, 2005, the board of directors of Rockelle Corp. approved the resignation of Weisberg, Mole, Krantz & Goldfarb (“Weisberg”) as independent auditor for the Company, as a result of Weisberg’s election to no longer be registered with the Public Company Accounting Oversight Board. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company engaged Gately & Associates, LLC (“Gately & Associates”) of Altamonte Springs, Florida, as its new independent auditors as of August 20, 2005.

Thereafter, on March 15, 2006, the board of directors of Rockelle Corp. approved the dismissal of Gately & Associates as independent auditor for the Company. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company engaged, Infante & Company of Hollywood, Florida, as its new independent auditors as of March 15, 2006.

Item 8A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005 (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are effective to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of April 10, 2006 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position

Gerard A. Stephan	51	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of Mr. Stephan:

GERARD A. STEPHAN is our sole officer and director. He has extensive experience in the development, marketing, and operation of a variety of businesses in the construction, manufacturing, and quick service restaurant industries, and owns five patents. Mr. Stephan is seeking to expand his quick service restaurant operations. To that extent, Mr. Stephan has negotiated several locations with national franchises to include other concepts. He has put together a team of investors, construction contractors, real estate brokers, franchise brokers and operators to gain leverage in the market.

Mr. Stephan has a conflict of interest in that he is the President of Krysta Construction, a commercial ceramic tile installation company; Krysta Group, a manufacturing business; and Krysta Food, which holds the rights to operate Quizno’s franchises. It is possible that there may be a conflict of interest in providing the same management services to all of these companies. To avoid this potential conflict, Mr. Stephan has turned over the day-to-day operations of these companies to various family members. This allows Mr. Stephan to devote the vast majority of his time and attention to the continued development and management of Rockelle.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code Of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities since October 2000 when the new officers and directors were appointed until April 10, 2006.

Summary Compensation Table

ANNUAL COMPENSATION						LONG TERM COMPENSATION
NAME/TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCKS/PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
Gerald A. Stephan President CEO and Chairman	2005	0	0	0	0	0	0	0
	2004	0	0	0	19,100,000 shares of common stock (1)	0	0	0

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 10, 2006, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Gerard Stephan (1)	16,050,000	75.34%
Common Stock	Carmella F. Stephan	2,000,000	9.39%
Officers and Directors As a Group (1)		16,050,000	75.34%

(1)	Gerard Stephan, our sole officer and director beneficially owns 16,050,000 shares which includes the 2,000,000 held by his wife, Carmella Stephan.
(2)

Carmella F. Stephan, the wife of Gerard Stephan, our sole officer and director, was given 2,000,000 shares of our common stock as a gift from Mr. Stephan. Based upon same, these 2,000,000 shares are deemed beneficially owed by Gerard Stephan.

(3)	The percent of class is based on 21,303,655 shares of common stock issued and outstanding as of April 5, 2006.

Item 12.	Certain Relationships and Related Transactions.

We currently use space at 162 Miller Place Road, Miller Place, New York 11764. We lease such space from Gerard Stephan, our President, for no charge on a month to month basis.

In May 2004, we issued 19,100,000 shares to Gerard Stephan as compensation for services rendered as our president.

The following shareholders were given shares as a gift from Gerard Stephan, our sole officer and director, and are related to Mr. Stephan as noted below:

Carmella F. Stephan	Wife	2,000,000 shares
Krysta M. Kunze	Daughter	1,000,000 shares
Jeanine N. Stephan	Daughter	1,000,000 shares
Gerard A. Stephan, Jr.	Son	1,000,000 shares
Eric Kunze	Son-in-Law	50,000 shares
Rockelle A. Rivera	Granddaughter	50,000 shares
Janelle R. Candelario	Granddaughter	50,000 shares

The following shareholders, who purchased shares in our private placement offering, are related to Gerard Stephan, our sole officer and director, as noted below:

Michael A. Stephan	Brother
Kimberly A. Stephan	Niece
Anthony Stephan	Father
Elizabeth Stephan	Mother
Emanuel Sammartino	Brother-in-Law
Denise Sammartino	Sister
Emanuel V. Sammartino	Nephew

Item 13.	Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statement and schedules in Item 7 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

(b)	Reports on Form 8-K.

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2005, we were billed $15,000 and $0 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005, respectively.

Tax Fees

For the Company’s fiscal year ended December 31, 2005, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROCKELLE CORP.

By:	/s/ Gerald A. Stephan
GERALD A. STEPHAN
Chief Executive Officer Chief Financial Officer

Dated:	April 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gerald A. Stephan Gerald A. Stephan	Chief Executive Officer Chief Financial Officer, and Director	April 11, 2006