Form 10QSB
period 2006-03-31
ROCKELLE CORP.
filed 2006-05-19
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2006: 20,713,530 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

Rockelle Corp. and Subsidiary

Consolidated Financial Statements

March 31, 2006

Rockelle Corp. and Subsidiary

Index to Consolidated Financial Statements

March 31, 2006

PAGE

FINANCIAL STATEMENTS

Balance Sheets	2

Statements of Operations	3

Statements of Stockholders’ Equity	4

Statements of Cash Flows	5

Notes to Financial Statements	6

Rockelle Corp. and Subsidiary
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$284,020	$2,150
Inventories	-	2,858
Prepaid expenses and other current assets	15,000	-

Total current assets	299,020	5,008

PROPERTY AND EQUIPMENT
Furniture and equipment	-	40,467
Leasehold improvements	-	96,854
Construction in progress	178,976	-
	178,976	137,321
Accumulated depreciation and amortization	-	(15,257)
	178,976	122,064

OTHER ASSETS
Franchise area rights, net	306,120	276,250
Deferred financing costs, net	509,887	-
Security deposits and other assets	17,500	56,000

Total other assets	833,507	332,250

Total assets	$1,311,503	$459,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2006	2005

CURRENT LIABILITIES
Accounts payable and accrued expenses	$46,459	$70,802
Franchise obligation - current portion	50,000	50,000
Due to affiliate	105,500	105,500
Convertible debentures, net of discount	243,056	-
Loan from stockholder	42,060	80,260

Total current liabilities	487,075	306,562

Franchise obligation - non-current	150,000	150,000

Total liabilities	637,075	456,562

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized;
20,463,530 and 19,963,530 issued and outstanding in 2006 and
2005, respectively	20,463	19,963
Additional paid-in capital	1,840,692	725,312
Retained earnings (accumulated deficit)	(1,186,727)	(742,515)

Total stockholders’ equity	674,428	2,760

Total liabilities and stockholders’ equity	$1,311,503	$459,322

The accompanying notes are an integral part of these consolidated financial statements.

Rockelle Corp. and Subsidiary
Consolidated Statements of Operations

	Three months ended March 31,
	2006	2005

Sales	$15,384		$12,318

Cost of Sales	1,805		-

Gross profit	13,579		12,318

General and administrative expenses	413,781		22,581

Loss from operations	(400,202)		(10,263)

Loss on disposal of property and equipment	(44,010)		-

Net loss	(444,212)		(10,263)

Basic and diluted net loss per common share	$(0.02)	$	(*)

Weighted average common shares used in computing basic and diluted net loss per common share	20,130,197		19,489,905

	(*) = less than $.01

The accompanying notes are an integral part of these consolidated financial statements.

Rockelle Corp. and Subsidiary
Consolidated Statements of Stockholder’s Equity

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2005	19,963,530	$19,963	$725,312	$(742,515)	$2,760

Issuance of common stock in exchange
for services rendered at a value of
$300,000 at $0.75 per share	400,000	400	299,600	-	300,000

Issuance of convertible debt and warrants	100,000	100	815,780	-	815,880

Net loss	-	-	-	(444,212)	(444,212)

Balance at March 31, 2006	20,463,530	$20,463	$1,840,692	$(1,186,727)	$674,428

The accompanying notes are an integral part of these consolidated financial statements.

Rockelle Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(444,212)	$(10,263)

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	3,054	-
Loss on disposal of property and equipment	44,010	-
Amortization of franchise area rights	7,630	-
Amortization of deferred financing costs	14,568	-
Amortization of discount on convertible debentures	13,056	-
Common stock issued for services	300,000	-
Changes in assets and liabilities:
Accounts receivable	-	(1,800)
Inventories	2,858	-
Prepaid expenses and other current assets	(15,000)	(7,000)
Franchise area rights	(37,500)	-
Security deposits and other assets	38,500	(124,000)
Accounts payable and accrued expenses	(24,343)	-
Total adjustments	346,833	(132,800)

Net cash used in operating activities	(97,379)	(143,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	75,000	-
Capital expenditures	(178,976)	(43,777)

Net cash used in investing activities	(103,976)	(43,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	2,500
Deferred financing costs	(178,575)	-
Repayment of loan from stockholder	(38,200)	-
Proceeds from issuance of convertible debentures	700,000	-
Net cash provided by financing activities	483,225	2,500

Net increase (decrease) in cash and cash equivalents	281,870	(184,340)

Cash and cash equivalents - Beginning of period	2,150	228,643

Cash and cash equivalents - End of period	$284,020	$44,303

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$575	$-
Income taxes paid	$310	$-

NON-CASH INVESTING ACTIVITY:
Issuance of common stock in exchange for services	$375,000	$9,975
Warrant value recorded as paid-in capital	$470,000	$-
Warrants issued for services	$270,880	$-

The accompanying notes are an integral part of these consolidated financial statements.

Rockelle Corp. and Subsidiary

Notes to Financial Statements

March 31, 2006

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Rockelle Corp. (“Rockelle”), formerly known as Serie Inc., was incorporated on September 19, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Its current primary business purpose is to acquire and maintain franchises in the quick-service food industry. To date, Rockelle has not sold any of these franchises.

In April 2005, Rockelle organized and capitalized a wholly-owned subsidiary, Rockelle Riverhead Corp. (“Riverhead”) for the purpose of operating two convenience stores (one of which was sold in 2005), each located on a property shared with a gas station. In connection with taking over these operations, the owner of the property contracted with Rockelle to dispense gasoline to customers of the gas station. Rockelle receives a fee based upon the amount of gas dispensed.

The consolidated financial statements include the accounts of Rockelle and Riverhead (together the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.

The financial statements for the three months ended March 31, 2006 and 2005 together with the balance sheet as of March 31, 2006 and 2005 included herein have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the periods presented herein have been made.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - FRANCHISE AREA RIGHTS

During the quarter ended March 31, 2006 the Company incurred franchise development fees of $37,500 for three (3) of the Stewart’s in Wal-Mart stores.

Franchise area rights consist of the following at March 31, 2006:

Franchise area rights	$337,500
Less: Accumulated amortization	(31,380)
$306,120

Franchise rights amortization expense was $7,630 and $- 0 - for the quarter ended March 31, 2006 and 2005, respectively.

Rockelle Corp. and Subsidiary

Notes to Financial Statements

March 31, 2006

NOTE 3 – SECURED CONVERTIBLE DEBENTURES

In March 2006, the Company completed a financing agreement for $2,000,000 with private investors (the “Investors”). Under the terms of the agreement, on March 1, 2006, the Company received the first of three installments which are expected to be completed over the course of the next several months. The Company issued to the Investors secured convertible debentures (the “Convertible Debentures”) totaling $2,000,000 with a 6% interest rate and a maturity date of March 1, 2009. The Convertible Debentures are convertible into common shares of the Company at the Applicable Percentage (as defined below) times the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. The Company simultaneously issued to the Investors seven-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $ 1.00 and 3,000,000 warrants at an exercise price of $1.50 per share.

The Company incurred financing costs with Westminster Securities (“Westminster”) consisting of cash and stock. The cash paid to Westminster was a commission of $160,000 (8% of the net proceeds of $2,000,000) for arranging for this financing. In addition, Westminster received 100,000 shares of our common stock and 300,000 Series A warrants to purchase our common stock at an exercise price of $1.00 and 300,000 Series B warrants at an exercise price of $1.50. The Company valued the common stock and warrants issued to the private investment firm using the Black-Scholes model and the same assumptions as below. The 100,000 shares of common stock were valued at $0.75 per share, or $75,000, based upon the market price upon the closing date of the financing. The total value of the Series A warrants issued was $143,998 and the total value of the Series B warrants issued was $126,882. Total financing costs, including cash paid and common stock and warrants issued, amounted to $524,455. This amount was recorded on the balance sheet as deferred financing costs and is being amortized to interest expense over the three year term of the financing. Amortization of deferred financing costs amounted to $14,568 for the three months ended March 31, 2006.

The Company used the Black-Scholes model to calculate the fair value of the warrants and estimated the value of the Series A and Series B warrants to be $0.48 and $0.42 per warrant, respectively, as of March 1, 2006. The following assumptions were made in the calculation:

Stock price	$0.75
Exercise price	$1.00/$1.50
Stock volatility	68.7%
Risk-free rate	4.5%
Term	7 years
Dividend yield	0%

The Company allocated $561,068 of the value of the Convertible Debentures towards the fair value of the warrants using the relative fair value method and recorded this amount to paid-in capital. The remaining $138,932 has been recorded as a net liability. The discount on the Convertible Debentures is being amortized into expense over the term of the financing and amounted to $13,056 for the three months ended March 31, 2006.

Rockelle Corp. and Subsidiary

Notes to Financial Statements

March 31, 2006

NOTE 4 - DEFERRED FINANCING COSTS, NET

Deferred financing costs of $524,455 were incurred in conjunction with the Convertible Debentures and consist of the following:

Cash	$160,000
Legal fees	18,575
Common stock	75,000
Series A Warrants	143,998
Series B Warrants	126,882
524,455
Less: Accumulated amortization	(14,568)
Deferred financing costs, net	$509,887

Amortization expense of $14,568 and $- 0 - was incurred during the three-month period ended March 31, 2006 and 2005, respectively. These costs are being amortized over 36 months.

NOTE 5 – CONVENIENCE STORE OPERATIONS

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

NOTE 6 – MULTIPLE UNIT DEVELOPMENT AGREEMENT

On March 16, 2006, the Company entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC (“Agreement”) which granted it certain development rights to establish and operate ten Snack Bars using the Frosted Mug Holdings proprietary restaurant services marks which currently include “Stewart’s”, Stewart’s Root Beer” and the “Original Drive In”. In accordance with the agreement, the Company has the right to establish and operate these Stewarts Snack Bars in up to ten Wal-Mart locations in Pennsylvania, Maryland, Ohio, Florida and New York. Currently, permits have been obtained and construction has been commenced on two properties located in Florida and one property located in Pennsylvania. At such time as the Snack Bars have opened, the Company can continue to manage each of these establishments or, subject to registration requirements, locate individual franchisees to operate the business.

Pursuant to the terms of the Agreement, the Company was required to pay a development fee equal to $12,500 per Snack Bar either under construction or for which a permit has been issued. Said fee shall be paid upon issuance of each subsequent permit for Snack Bars developed hereunder. For the initial ten Snack Bars subject to this Agreement the total initial fee is $125,000 (the “Development Fee”). The Company was also required to pay $4,000 per unit toward the royalties to be charged to the Wal-Mart Snack Bars developed. Hereafter, said fee shall be paid upon issuance of each subsequent permit for Snack Bars developed hereunder. In addition to the Development Fee, the Company also paid $4,500 in rental security per unit, which is reflected in security deposits and other assets within the accompanying consolidated balance sheets.

Rockelle Corp. and Subsidiary

Notes to Financial Statements

March 31, 2006

Pursuant to the terms of the Agreement, the Company has the right to sell any of the Snack Bars developed by it to any third party and retain any proceeds from such sale. The Company is also entitled to retain one third of all royalties collected from such third party franchisee after the sale.

NOTE 7 – STOCKHOLDERS’ EQUITY

In May 2005, Rockelle entered into a Consultant Agreement with a business development corporation with expertise in the dissemination of information about early stage or publicly traded companies. Under the terms of the agreement and in consideration for services, the Company paid or caused to be delivered 400,000 shares of common stock at $0.95 per share for consulting services, and valued these common shares at the contemporaneous cash value of $380,000. During February 2006, the Company paid or caused to be delivered an additional 400,000 shares of common stock at $0.75 per share for additional consulting services provided as of March 31, 2006. The Company valued these common shares at the contemporaneous cash value of $300,000. At March 31, 2006, there were 2,550,000 warrants issued that were considered to be dilutive securities that will dilute future earnings per share.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per common share exclude dilution and are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common shares of the Company or its subsidiaries were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the three months ended March 31, 2006 and 2005, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss.

NOTE 9 - SUBSEQUENT EVENTS

On April 12, 2006, the Company received the second installment of financing, totaling $600,000.

On April 18, 2006, the Company received the third and final installment of financing, totaling $700,000.

On April 20, 2006, the Investors converted $73,250 of Debentures into 250,000 shares of Rockelle common stock at a conversion price of $0.293 per share.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto.. Because we have not generated significant revenues, we intend to report our plan of operation below.

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

In the first year, Rockelle intends to sell a minimum of five (5) of their developed Stewart’s “Snack Bar” franchises and retain ownership of the remaining franchises. Net revenues from operations of each Stewart’s “Snack Bar” located in a WalMart are projected to exceed $147,000 annually. In addition to the franchise operations revenue,

Rockelle will net approximately $150,000 on the sale of each developed Stewart’s “Snack Bar” franchise sold. Rockelle will continue to earn $4,000 annually in recurring royalty fees per location for each franchise sold.

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

CONSTRUCTION

Prior to this filing, construction had begun in five (5) locations; one in Pennsylvania, two in Maryland, and two in Florida. Beginning in May, 2006, we anticipate construction to commence on the remaining two (2) sites in Maryland, and two (2) in Ohio. Building permits for these four (4) locations have been applied for, and contractors are under contract and in place to begin construction, pending approval of the construction plans from the respective Boards of Health. Our last remaining site, in New York State, for which we are currently under contract, is anticipated to begin in June 2006. We have already hired a construction facilitator to oversee all aspects of the build-out construction. Our facilitator helps us to take advantage of the combine purchasing power of multiple construction sites.

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

As of March 31, 2006, we had received $700,000 in funding. To date, we have received a total of $2,000,000 under the terms of the securities purchase agreement. We have applied these funds in the manner outlined in the tables below.

As of March 31, 2006:

Gross Proceeds Received	$700,000

Less - Use of Proceeds • Prorated Closing Costs and Fees • Frosted Mug Contract • Construction, Build-out & Equipment Costs _	$178,575 $149,000 $372,425
Total Proceeds Utilized	$700,000
Net Retained for operating expenses	$ 0

To Date:

Gross Proceeds Received	$2,000,000

Less - Use of Proceeds • Prorated Closing Costs and Fees • Frosted Mug Contract • Construction, Build-out & Equipment Costs _	$178,575 $149,000 $572,425
Total Proceeds Utilized	$900,000
Net Retained for operating expenses	$1,100,000

The remaining proceeds will be used for build-out construction and equipment costs for the remaining WalMart locations approximating $800,000 with the balance of $300,000 to be used for general working capital.

With an existing forecast of minimum revenues of $3,126,000 in 2006, management believes that with the operational cash to be generated and the retained working capital from our recent funding, the overall cash requirements of operations are expected to be met. While there is no absolute guarantee that we will generate the forecast revenues, management believes that both the revenue generation forecast and the additional funding will be attained. At the present level of operations, working capital requirements to sustain operations approximates $50,000 per month exclusive.

It is management’s estimate that with its existing working capital resources and with the insurance of the contemplated additional funding noted, we will be able to meet the working capital requirements of operations for the coming twelve months of operations.

Results of Operations

For the Three Months Ended March 31, 2006 and 2005

Gross revenues increased from $12,318 for the three-month period ended March 31, 2005 to $15,384 for the three months period ended March 31, 2006, an increase of $3,066. These revenues were generated from royalties on gas sales from gas station/convenience store operations. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The increase in revenues is due to increased gas sales volume. Our net loss from operations for the three-month period ending March 31, 2005 was $10,263 as compared to net loss from operations for the three month period ending March 31, 2006 of $444,212. The increase in net loss was due to increase in sales, general and administrative expenses of $391,200 and a $44,010 loss on disposal of property and equipment.

Selling, general and administrative expenses increased from $22,581 for the three-month period ending March 31, 2005 to $413,781 for the three month period ending March 31, 2006. These expenses represent our total operating expenses during this period. The increase in our total operating expenses was due to additional expenses required in order to become a publicly traded company and remain in compliance with all reporting requirements. These additional expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing. It should be noted that the operating expenses do not include any management salary. Mr. Stephan, to date, has received no salary from Rockelle Corp.

Liquidity and Capital Resources

At March 31, 2006 the Company had $284,020 in cash and $15,000 in prepaid expenses for a total of $299,020 in assets. The Company had $46,459 in accrued expenses, $50,000 franchise obligation. $105,500 due to affiliates, $243,056 in convertible notes and a stockholder loan payable in the amount of $42,060 for a total of $637,075 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

On March 7, 2006, the Company filed a Form 8k based on the financing transaction

On March 17, 2006, the Company filed a Form 8K based on an agreement with Frosted Mug Holdings, LLC

On March 17, 2006, the Company filed a Form 8K based on a change in independent auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROCKELLE CORP.
Registrant

Date: May 18, 2006	By: /s/ Gerard Stephan
Gerard Stephan
President, Secretary and Director