Form 10QSB
period 2006-06-30
ROCKELLE CORP.
filed 2006-08-21
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2006: shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

Rockelle Corp. and Subsidiary

Consolidated Financial Statements

June 30, 2006

Rockelle Corp.

Index to Consolidated Financial Statements

June 30, 2006

PAGE

Balance Sheets	2

Statements of Operations	3

Statements of Stockholder’s Equity	4

Statements of Cash Flows	5

Notes to Financial Statements	6

Rockelle Corp. and Subsidiary
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$829,443	$2,150
Inventories	-	2,858
Prepaid expenses and other current assets	20,000	-

Total current assets	849,443	5,008

PROPERTY AND EQUIPMENT
Furniture and equipment	219,937	40,467
Leasehold improvements	-	96,854
Construction in progress	375,537	-
	595,474	137,321
Accumulated depreciation and amortization	-	(15,257)
	595,474	122,064

OTHER ASSETS
Franchise area rights, net	350,241	276,250
Deferred financing costs, net	607,559	-
Security deposits and other assets	86,500	56,000

Total other assets	1,044,300	332,250

Total assets	$2,489,217	$459,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005

CURRENT LIABILITIES
Accounts payable and accrued expenses	74,172	70,802
Franchise obligation - current portion	40,000	50,000
Note payable - current portion	4,039	-
Due to affiliate	82,510	105,500
Convertible notes, net of discount	587,958	-
Loan from stockholder	10,060	80,260

Total current liabilities	798,739	306,562

LONG-TERM LIABILITIES
Franchise obligation - non-current	150,000	150,000
Note payable - non-current	21,487	-

Total long-term liabilities	171,487	150,000

Total liabilities	970,226	456,562

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized
21,516,330 and 19,963,530 issued and outstanding in 2006 and
2005, respectively	21,515	19,963
Additional paid-in capital	2,923,506	725,312
Retained earnings (accumulated deficit)	(1,426,030)	(742,515)

Total stockholders’ equity	1,518,991	2,760

Total liabilities and stockholders’ equity	$2,489,217	$459,322

Rockelle Corp. and Subsidiary
Consolidated Statements of Operations

	Six months ended June 30,			Three months ended June 30,
	2006	2005		2006	2005

Sales	$15,384		$57,100	$-	$44,782

Cost of Sales	1,805		9,708	-	9,708

Gross profit	13,579		47,392	-	35,074

General and administrative expenses	659,183		123,741	245,402	101,160

Loss from operations	(645,604)		(76,349)	(245,402)	(66,086)

Interest income	6,099		-	6,099	-
Loss on disposal of property and equipment	(44,010)		-	-	-

Net loss	(683,515)		(76,349)	(239,303)	(66,086)

Basic and diluted net loss per common share	$(0.03)	$	(*)

Weighted average common shares used in computing basis and diluted
net loss per common share	20,718,429		19,501,718

	(*) = less than $.01

Rockelle Corp. and Subsidiary
Consolidated Statements of Stockholder’s Equity

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2005	19,963,530	$19,963	$725,312	$(742,515)	$2,760

Issuance of common stock in exchange
for services rendered at a value of
$300,000 at $0.75 per share	400,000	400	299,600		300,000

Issuance of common stock in exchange
for services rendered at a value of
$24,000 at $0.12 per share	200,000	200	23,800		24,000

Issuance of convertible debt and warrants	100,000	100	1,857,763		1,857,863

Conversion of debentures to common stock	852,800	852	17,031		17,883

Net loss				(683,515)	(683,515)

Balance at June 30, 2006	21,516,330	$21,515	$2,923,506	$(1,426,030)	$1,518,991

Rockelle Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(683,515)	$(76,349)

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	3,054	7,947
Loss on disposal of property and equipment	44,010	-
Amortization of franchise area rights	16,509	-
Amortization of deferred financing costs	68,823	-
Amortization of discount on convertible debentures	117,824	-
Common stock issued for services	324,000	-
Changes in assets and liabilities:
Accounts receivable	-	(15,000)
Inventories	2,858	(6,325)
Prepaid expenses and other current assets	(20,000)	-
Franchise area rights	(90,500)	-
Security deposits and other assets	(30,500)	(124,000)
Accounts payable and accrued expenses	3,370	34,212
Due to affiliates	(22,990)	91,400
Total adjustments	416,458	(11,766)

Net cash used in operating activities	(267,057)	(88,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	75,000	-
Capital expenditures	(569,948)	(146,456)

Net cash used in financing activities	(494,948)	(146,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	17,500
Deferred financing costs	(330,502)	-
Repayment of loan from stockholder	(70,200)	-
Repayment of franchise obligation	(10,000)
Proceeds from issuance of convertible debentures	2,000,000	-
Net cash provided by financing activities	1,589,298	17,500

Net increase (decrease) in cash and cash equivalents	827,293	(217,071)

Cash and cash equivalents - Beginning of period	2,150	228,643

Cash and cash equivalents - End of period	$829,443	$11,572

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$575	$-
Income taxes paid	$310	$-

NON-CASH INVESTING ACTIVITY:
Issuance of common stock in exchange for services	$75,000	$9,975
Wanrrant value recorded as paid-in capital	$1,511,983	$-
Warrants issued for services	$270,880	$-
Conversions of debentures to common stock	$17,883	$-

Rockelle Corp.

Notes to Financial Statements

June 30, 2006

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

The financial statements for the six months ended June 30, 2006 and 2005 together with the balance sheet as of June 30, 2006 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2006 and the results of operations and cash flows for the periods presented herein have been made.

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

NOTE 2 - FRANCHISE AREA RIGHTS

During the six months ended June 30, 2006 the Company incurred franchise development fees of $37,500 for five (5) “Stewart’s” in and two (2) “Blimpies” in Wal-Mart stores.

Franchise area rights consist of the following at June 30, 2006:

Franchise area rights	$390,500
Less: Accumulated amortization	(40,259)
$350,241

Franchise rights amortization expense was $16,509 and $0 for the six months ended June 30, 2006 and 2005, respectively.

Rockelle Corp.

Notes to Financial Statements

June 30, 2006

NOTE 3 – SECURED CONVERTIBLE DEBENTURES

In March 2006, the Company completed a financing agreement for $2,000,000 with private investors (the “Investors”). Under the terms of the agreement, on March 1, 2006, the Company received the funding in three installments of $700,000, $600,000 and $700,000 which were received on March 1st, April 12th and April 20th, respectively. The Company issued to the Investors secured convertible debentures totaling $2,000,000 with a 6% interest rate and a maturity date of March 1, 2009. The debentures are convertible into common shares of the Company at the Applicable Percentage (as defined below) times the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. The Company simultaneously issued to the Investors seven-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $ 1.00 and 3,000,000 warrants at an exercise price of $1.50 per share.

A private investment firm received a total commission of $160,000 (8% of the net proceeds of $2,000,000) for arranging for this financing. In addition, Westminster received 100,000 shares of our common stock and 300,000 Series A warrants to purchase our common stock at an exercise price of $1.00 and 300,000 Series B warrants at an exercise price of $1.50.

The Company allocated a total of $1,511,983 of the value of the debentures towards the fair value of the warrants using the relative fair value method and recorded this amount to additional paid in capital. The remaining $488,017 has been recorded as a net liability. The discount on the debentures is being amortized into expense over the term of the financing and amounted to $117,805 for the six months ended June 30, 2006.

During the second quarter, noteholders converted $46,027 of principal value into 852,800 shares of common stock.

The Company used the Black-Scholes model to calculate the fair value of the warrants and estimated the value of the Series A and Series B warrants to be $0.48 and $0.42 per warrant, respectively, as of March 1, 2006. The following assumptions were made in the calculation:

Stock price	$0.75
Exercise price	$1.00/$1.50
Stock volatility	68.7%
Risk-free rate	4.5%
Term	7 years
Dividend yield	0%

Rockelle Corp.

Notes to Financial Statements

June 30, 2006

The Company valued the common stock and warrants issued to the private investment firm using the Black-Scholes model and the same assumptions as above. The 100,000 shares of common stock were valued at $0.75 per share, or $75,000, based upon the market price upon the closing date of the financing. The total value of the Series A warrants issued was $143,998 and the total value of the Series B warrants issued was $126,882. Total financing costs, including cash paid and common stock and warrants issued, amounted to $676,382. This amount was recorded on the balance sheet as deferred financing costs and is being amortized to interest expense over the three year term of the financing. Amortization of deferred financing costs amounted to $68,823 for the six months ended June 30, 2006.

NOTE 4 - DEFERRED FINANCING COSTS, NET

Deferred financing costs of $676,382 were incurred in conjunction with the Convertible Debentures and consist of the following:

Cash	$311,927
Legal fees	18,575
Common stock	75,000
Series A Warrants	143,998
Series B Warrants	126,882

676,382
Less: Accumulated amortization	(68,823)
Deferred financing costs, net	$607,559

Amortization expense of $68,823 and $0 was incurred during the six-month period ended June 30, 2006 and 2005, respectively. These costs are being amortized over 36 months.

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

NOTE 6 – MULTIPLE UNIT DEVELOPMENT AGREEMENT

On March 16, 2006, the Company entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC (“Agreement”) which granted it certain development rights to establish and operate ten Snack Bars using the Frosted Mug Holdings proprietary restaurant services marks which currently include “Stewart’s”, “Stewart’s Root Beer” and the “Original Drive In”. In accordance with the Agreement, the Company has the right to establish and operate these Stewarts Snack Bars in up to ten Wal-Mart locations in Pennsylvania, Maryland, Ohio, Florida and New York. Currently, permits have been obtained and construction has been commenced on two properties located in Florida, one property located in Pennsylvania and two properties located in Maryland. All construction costs incurred through June 30, 2006 has been recorded to “Construction in Progress” on the balance sheet. At such time as the Snack Bars have opened, the Company can continue to manage each of these

Rockelle Corp.

Notes to Financial Statements

June 30, 2006

establishments or, subject to registration requirements, locate individual franchisees to operate the business.

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

NOTE 7 – EARNINGS PER SHARE

Basic net income (loss) per common share exclude dilution and are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common shares of the Company or its subsidiaries were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the six months ended June 30, 2006 and 2005, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. At June 30, 2006, there were 1,378,873 warrants issued that were considered to be dilutive securities that will dilute future earnings per share.

NOTE 8 - SUBSEQUENT EVENTS

In July 2006, the Company commenced operations of its Snack Bar in Pennsylvania.

Subsequent to June 30, 2006 and through August 10, 2006, noteholders converted an additional $25,383 of principal value into 750,000 shares of common stock.

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

In the first year, Rockelle intends to sell a minimum of five (5) of their developed Stewart’s “Snack Bar” franchises and retain ownership of the remaining franchises. Net revenues from operations of each Stewart’s “Snack Bar” located in a WalMart are projected to exceed $70,000 annually. In addition to the franchise operations revenue,

Rockelle will net approximately $50,000 on the sale of each developed Stewart’s “Snack Bar” franchise sold. Rockelle will continue to earn $4,000 annually in recurring royalty fees per location for each franchise sold.

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

Rockelle will continue to net approximately $50,000 on the sale of each developed Stewart’s “Snack Bar” franchise . By selling a minimum of five (5) franchise locations, total net revenue from these sales will generate approximately $250,000, exclusive of any continuing royalty revenue.

Management strategies include the opening of a “model” Taco Time in the New York Metropolitan area, offering franchises for sale, providing construction and build out services, furnishing marketing and advertising support. This location will be used as a showcase for future franchise purchasers. We estimate the cost to open the model store to be approximately $675,000 to purchase the facility plus an additional $175,000 to complete the franchise build-out. We expect to generate revenue in excess of $550,000. When fully operational this location will require a staff of 11 employees.

Additionally, Rockelle has purchased two (2) Blimpie food franchises from Kahala Corporation. These franchises, which management anticipates opening in 2007, will also be located within Wal-Mart stores.

Plan Of Operations

Over the next twelve months we intend to further our business plan by developing ten (10) Stewart’s Original Root Beer Restaurant Snack Bars, located within existing WalMart stores across 5 states, as well as opening a minimum of one (1) Taco Time and two (2) Blimpie franchise locations. We will undertake the build-out construction, bring each franchised location into operational status, and then either operate the franchised location or sell the franchised location to other franchisees. Our sole officer and Director, Gerard Stephan, will oversee all of the following activities.

CONSTRUCTION

Prior to this filing, construction had begun in seven (7) locations; one in Pennsylvania, two in Maryland, two in Florida and two in Ohio. As of the date of this filing, the Pennsylvania location is open for business and three of the remaining six franchises under construction are anticipated to open within the next thirty days. Our last three remaining sites, two in Maryland and one in New York State, for which we are currently under contract, are anticipated to begin construction in 2006. We will continue to take advantage of the combined purchasing power of multiple construction sites.

OPERATIONS

It is our intension to sell a minimum of five (5) developed Stewart’s “Snack Bar” franchises and retain ownership of the remaining five (5) franchises. In addition, we will also develop a minimum of one (1) Taco Time franchise in 2006 and a minimum of two (2) Blimpie franchises in 2007.

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

Liquidity and Capital Resources

On March 3, 2006, we completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we issued $2,000,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the sixty (60%) of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. The Company simultaneously issued to the private investors seven year warrants to purchase 3,000,000 Series A warrants at an exercise price of $1.00 and 3,000,000 Series B warrants at an exercise price of $1.50.

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

As of June 30, 2006, we received a total of $2,000,000 under the terms of the securities purchase agreement. We have applied these funds in the manner outlined in the tables below.

To Date:

Gross Proceeds Received	$2,000,000

Less - Use of Proceeds • Prorated Closing Costs and Fees • Frosted Mug Contract • Construction, Build-out & Equipment Costs _	$330,502 $149,000 $557,807
Total Proceeds Utilized	$962,691
Net Retained for operating expenses	$1,037,309

The remaining proceeds will be used for build-out construction and equipment costs for the remaining WalMart locations approximating $800,000 with the balance to be used for general working capital.

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

At June 30, 2006 the Company had $829,443 in cash and $20,000 in prepaid expenses for a total of $849,443 in current assets. The Company had $74,172 in accrued expenses, $40,000 franchise obligation, $4,039 note payable current portion, $82,510 due to affiliates, $587,958 in convertible notes and a stockholder loan payable in the amount of $10,060 for a total of $789,739 in current liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

Results of Operations

For the Six Months Ended June 30, 2006 and 2005

Gross revenues decreased from $57,100 for the six-month period ended June 30, 2005 to $15,384 for the six month period ended June 30, 2006, a decrease of $41,716. These revenues were generated from royalties on gas sales from gas station/convenience store operations. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The decrease in revenues is due to the sale of the convenience stores in November 2005 and March 2006. Our net loss from operations for the six-month period ending June 30, 2005 was $76,349 as compared to net loss from operations for the six month period ending June 30, 2006 of $645,604. The increase in net loss from operations was due to an increase in sales, general and administrative expenses of $535,442.

Selling, general and administrative expenses increased to $659,183 for the six-month period ending June 30, 2006 from $123,741 for the six month period ending June 30, 2006. These expenses represent our total operating expenses during this period. The increase in our total operating expenses was due to additional expenses required in order to become a publicly traded company and remain in compliance with all reporting requirements. These additional expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing. It should be noted that the operating expenses do not include any management salary. Mr. Stephan, to date, has received no salary from Rockelle Corp.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

NEED TO ADD ISSUANCES

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

On April 10, 2006, the Company filed a Form 8K based on a change in independent auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROCKELLE CORP.
Registrant

Date: August 21, 2006	By: /s/ Gerard Stephan
Gerard Stephan
President, Secretary and Director