Form 10QSB
period 2006-09-30
ROCKELLE CORP.
filed 2006-11-15
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2006: 28,806,330 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

Rockelle Corp. and Subsidiary

Consolidated Financial Statements

September 30, 2006

Rockelle Corp.
Index to Consolidated Financial Statements
September 30, 2006

FINANCIAL STATEMENTS

Rockelle Corp. and Subsidiary
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$627,027	$2,150
Inventories	277	2,858
Prepaid expenses and other current assets	17,333	-

Total current assets	644,637	5,008

PROPERTY AND EQUIPMENT
Furniture and equipment	273,852	40,467
Leasehold improvements	240,658	96,854
Construction in progress	292,373	-
	806,883	137,321
Accumulated depreciation and amortization	(10,347)	(15,257)
	796,536	122,064

OTHER ASSETS
Franchise area rights, net	339,637	276,250
Deferred financing costs, net	551,194	-
Security deposits and other assets	24,500	56,000

Total other assets	915,331	332,250

Total assets	$2,356,504	$459,322

See notes to financial statement.

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2006	2005

CURRENT LIABILITIES
Accounts payable and accrued expenses	113,653	70,802
Franchise obligation - current portion	50,000	50,000
Note payable - current portion	4,039	-
Due to affiliate	82,510	105,500
Convertible notes, net of discount	621,742	-
Loan from stockholder	10,060	80,260

Total current liabilities	882,004	306,562

LONG-TERM LIABILITIES
Franchise obligation - non-current	100,000	150,000
Note payable - non-current	20,772	-

Total long-term liabilities	120,772	150,000

Total liabilities	1,002,776	456,562

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized
25,766,330 and 19,963,530 issued and outstanding in 2006 and
2005, respectively	25,766	19,963
Additional paid-in capital	3,005,582	725,312
Retained earnings (accumulated deficit)	(1,677,620)	(742,515)

Total stockholders' equity	1,353,728	2,760

Total liabilities and stockholders' equity	$2,356,504	$459,322

See notes to financial statement.

Rockelle Corp. and Subsidiary
Consolidated Statements of Operations

	Nine months ended September 30,			Three months ended September 30,
	2006	2005		2006	2005

Sales	$45,019		$122,613	$29,635	$65,513

Cost of Sales	27,489		33,461	25,684	23,753

Gross profit	17,530		89,152	3,951	41,760

General and administrative expenses	962,404		235,644	303,221	111,903

Loss from operations	(944,874)		(146,492)	(299,270)	(70,143)

Interest income	13,779		-	7,680	-
Gain on sale of franchise location	40,000		-	40,000	-
Loss on disposal of property and equipment	(44,010)		-	-	-

Net loss	(935,105)		(146,492)	(251,590)	(70,143)

Basic and diluted net loss per common share	$(0.04)	$	(* )

Weighted average common shares used in computing basis and diluted
net loss per common share	22,425,048		19,505,655

(*) = less than $.01

See notes to financial statement.

Rockelle Corp. and Subsidiary
Consolidated Statements of Stockholder's Equity

			Additional
		Common	Paid-In	Accumulated
		Stock	Capital	Deficit	Total
Balance at December 31, 2005	19,963,530	$19,963	$725,312	$(742,515)	$2,760

Issuance of common stock in exchange
for services rendered at a value of
$300,000 at $0.75 per share	400,000	400	299,600		300,000

Issuance of common stock in exchange
for services rendered at a value of
$24,000 at $0.12 per share	200,000	200	23,800		24,000

Issuance of convertible debt and warrants	100,000	100	1,857,763		1,857,863

Conversion of debentures to common stock	5,102,800	5,103	99,107		104,210

Net loss				(935,105)	(935,105)

Balance at September 30, 2006	25,766,330	$25,766	$3,005,582	$(1,677,620)	$1,353,728

See notes to financial statement.

Rockelle Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(935,105)	$(146,492)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	13,401	7,947
Loss on disposal of property and equipment	44,010	-
Amortization of franchise area rights	27,113	-
Amortization of deferred financing costs	125,188	-
Amortization of discount on convertible debentures	237,935	-
Common stock issued for services	324,000	-
Changes in assets and liabilities:
Accounts receivable	-	(15,000)
Inventories	2,581	(3,500)
Prepaid expenses and other current assets	(17,333)	-
Franchise area rights	(90,500)	-
Security deposits and other assets	31,500	(124,000)
Accounts payable and accrued expenses	42,851	55,698
Due to affiliates	(22,990)	99,400
Total adjustments	717,756	20,545

Net cash used in operating activities	(217,349)	(125,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	75,000	-
Capital expenditures	(782,072)	(148,456)

Net cash used in financing activities	(707,072)	(148,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	17,500
Loan from stockholder	-	28,260
Deferred financing costs	(330,502)	-
Repayment of loan from stockholder	(70,200)	-
Repayment of franchise obligation	(50,000)	-
Proceeds from issuance of convertible debentures	2,000,000	-
Net cash provided by financing activities	1,549,298	45,760

Net increase (decrease) in cash and cash equivalents	624,877	(228,643)

Cash and cash equivalents - Beginning of period	2,150	228,643

Cash and cash equivalents - End of period	$627,027	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$575	$1,847
Income taxes paid	$310	$-

NON-CASH INVESTING ACTIVITY:
Issuance of common stock in exchange for services	$75,000	$9,975
Wanrrant value recorded as paid-in capital	$1,511,983	$-
Warrants issued for services	$270,880	$-
Conversions of debentures to common stock	$104,210	$-

See notes to financial statement.

Rockelle Corp.
Notes to Financial Statements
September 30, 2006

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

The financial statements for the three and nine months ended September 30, 2006 and 2005 together with the balance sheet as of September 30, 2006 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2006 and the results of operations and cash flows for the periods presented herein have been made.

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

NOTE 2 - FRANCHISE AREA RIGHTS

During the nine months ended September 30, 2006 the Company incurred franchise development fees of $90,500 for five (5) “Stewart’s” and two (2) “Blimpies” in Wal-Mart stores.

Franchise area rights consist of the following at June 30, 2006:

Franchise area rights	$390,500
Less: Accumulated amortization	(50,863)
$339,637

Franchise rights amortization expense was $27,113 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

Rockelle Corp.
Notes to Financial Statements
September 30, 2006

NOTE 3 - SECURED CONVERTIBLE DEBENTURES

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

A private investment firm received a total commission of $160,000 (8% of the net proceeds of $2,000,000) for arranging for this financing. In addition, Westminster received 300,000 shares of our common stock and 300,000 Series A warrants to purchase our common stock at an exercise price of $1.00 and 300,000 Series B warrants at an exercise price of $1.50.

The Company allocated a total of $1,511,983 of the value of the debentures towards the fair value of the warrants using the relative fair value method and recorded this amount to additional paid in capital. The remaining $488,017 has been recorded as a net liability. The discount on the debentures is being amortized into expense over the term of the financing and amounted to $120,111 and $250,993 for the three and nine months ended September 30, 2006, respectively.

During the second and third quarters, noteholders converted $46,027 and $184,118 of principal value, respectively, into 852,800 and 4,250,000 shares of common stock, respectively.

The Company used the Black-Scholes model to calculate the fair value of the warrants and estimated the value of the Series A and Series B warrants to be $0.48 and $0.42 per warrant, respectively, as of March 1, 2006. The following assumptions were made in the calculation:

Stock price	$0.75
Exercise price	$1.00/$1.50
Stock volatility	68.7%
Risk-free rate	4.5%
Term	7 years
Dividend yield	0%

Rockelle Corp.
Notes to Financial Statements
September 30, 2006

The Company valued the common stock and warrants issued to the private investment firm using the Black-Scholes model and the same assumptions as above. The 100,000 shares of common stock were valued at $0.75 per share, or $75,000, based upon the market price upon the closing date of the financing. The total value of the Series A warrants issued was $143,998 and the total value of the Series B warrants issued was $126,882. Total financing costs, including cash paid and common stock and warrants issued, amounted to $676,382. This amount was recorded on the balance sheet as deferred financing costs and is being amortized to interest expense over the three year term of the financing. Amortization of deferred financing costs amounted to $56,365 and $139,756 for the three and nine months ended September 30, 2006.

NOTE 4 - DEFERRED FINANCING COSTS, NET

Deferred financing costs of $676,382 were incurred in conjunction with the Convertible Debentures and consist of the following:

Cash	$311,927
Legal fees	18,575
Common stock	75,000
Series A Warrants	143,998
Series B Warrants	126,882

676,382
Less: Accumulated amortization	(125,188)
Deferred financing costs, net	$551,194

Amortization expense of $125,188 and $0 was incurred during the nine-month period ended September 30, 2006 and 2005, respectively. These costs are being amortized over 36 months.

NOTE 5 - CONVENIENCE STORE OPERATIONS

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

NOTE 6 - MULTIPLE UNIT DEVELOPMENT AGREEMENT

On March 16, 2006, the Company entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC ("Agreement") which granted it certain development rights to establish and operate ten Snack Bars using the Frosted Mug Holdings proprietary restaurant services marks which currently include "Stewart's", “Stewart's Root Beer" and the "Original Drive In". In accordance with the Agreement, the Company has the right to establish and operate these Stewarts Snack Bars in up to ten Wal-Mart locations in Pennsylvania, Maryland, Ohio, Florida and New York. Currently, two locations in Florida and one location in Pennsylvania are operating.

Rockelle Corp.
Notes to Financial Statements
September 30, 2006

Permits have been obtained and construction has been commenced on two additional properties located in Maryland. Construction costs incurred on the operating locations have been recorded to “Leasehold improvements” on the balance sheet, and construction costs incurred on the locations under construction are recorded to “Construction in progress” on the balance sheet. At such time as the Snack Bars have opened, the Company can continue to manage each of these establishments or, subject to registration requirements, locate individual franchisees to operate the business.

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

NOTE 7 - EARNINGS PER SHARE

Basic net income (loss) per common share exclude dilution and are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common shares of the Company or its subsidiaries were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the nine months ended September 30, 2006 and 2005, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. At September 30, 2006, there were 2,319,377 warrants issued that were considered to be dilutive securities that will dilute future earnings per share.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to September 30, 2006 and through November 1, 2006, noteholders converted an additional $50,110 of principal value into 1,250,000 shares of common stock.

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

Rockelle will continue to net approximately $50,000 on the sale of each developed Stewart’s “Snack Bar” franchise. By selling a minimum of five (5) franchise locations, total net revenue from these sales will generate approximately $250,000, exclusive of any continuing royalty revenue.

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

As of September 30, 2006, we received a total of $2,000,000 under the terms of the securities purchase agreement. We have applied these funds in the manner outlined in the tables below.

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

At September 30, 2006 the Company had $627,027 in cash, $17,333 in prepaid expenses and $277 in inventories for a total of $644,637 in current assets. The Company had $113,653 in accrued expenses, $50,000 franchise obligation, $4,039 note payable current portion, $82,510 due to affiliates, $621,742 in convertible notes and a stockholder loan payable in the amount of $10,060 for a total of $882,004 in current liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

Results of Operations

For the Nine Months Ended September 30, 2006 and 2005

Gross revenues decreased from $122,613 for the nine-month period ended September 30, 2005 to $45,019 for the six month period ended September 30, 2006, a decrease of $77,594. These revenues were generated from royalties on gas sales from gas station/convenience store operations. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance.

The decrease in revenues is due to the sale of the convenience stores in November 2005 and March 2006. Our net loss from operations for the nine-month period ending September 30, 2005 was $146,492 as compared to net loss from operations for the nine month period ending September 30, 2006 of $944,874. The increase in net loss from operations was due to an increase in sales, general and administrative expenses of $798,382.

Selling, general and administrative expenses increased to $962,404 for the nine-month period ending September 30, 2006 from $235,644 for the nine month period ending September 30, 2005. These expenses represent our total operating expenses during this period. The increase in our total operating expenses was due to additional expenses required in order to become a publicly traded company and remain in compliance with all reporting requirements. These additional expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing. It should be noted that the operating expenses do not include any management salary. Mr. Stephan, to date, has received no salary from Rockelle Corp.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

NEED TO ADD ISSUANCES

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ROCKELLE CORP.
Registrant

Date: November 15, 2006	By: /s/ Gerard Stephan
Gerard Stephan
President, Secretary and Director