Form 10KSB
period 2006-12-31
ROCKELLE CORP.
filed 2007-04-17
CIK 1265850

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006

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
Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2006: $166,270.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 10, 2007, was: $1,740,042 based upon a last sales price on such date of $.105

Number of shares of the registrant’s common stock outstanding as of April 16, 2007 was: 36,070,673

Transfer Agent as of April 16, 2007:	Olde Monmouth Stock Transfer Co., Inc. 77 Memorial Parkway, Suite 101 Atlantic Highlands, NJ 07716

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

Business of Issuer

We are a builder, owner, operator, and franchiser of various types of quick service food establishments. Upon completion of our current funding, we were able to buildout and operate six Stewart’s franchises in Wal-Mart in 4 states. It is our intention to sell all of these initial locations. The amount of additional funds secured will dictate the timing and progress of our future business development.

STEWART’S

On March 16, 2006, we entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC (“Agreement”) which granted us certain development rights to establish, operate and/or franchise Stewart’s “Snack Bars” using the Frosted Mug Holdings proprietary restaurant service marks which currently include “Stewart’s”, Stewart’s Root Beer” and the “Original Drive In”. In accordance with the agreement, we have the right to establish, operate and/or franchise these Stewart’s “Snack Bars” in up to ten Wal Mart locations in Pennsylvania, Maryland, Ohio, Florida and New York. Additionally, the Agreement grants us a right of first refusal on all subsequent Wal Mart locations awarded to Frosted Mug Holdings. Currently, Rockelle operates six franchises; two in Florida, one in Maryland, one in Pennsylvania, and two in Ohio. As the Stewart’s “Snack Bars” open, we plan to operate some of these establishments and franchise the remaining locations, subject to registration requirements.

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

On February 7, 2007. Rockelle announced that the Company has signed a contract to acquire Stewart's Original Root Beer. Under this agreement, Rockelle Corp. will acquire Stewart's Original Root Beer from its current owner, Frosted Mug Holdings, LLC.

This includes all of Stewart's existing restaurants, plus its valuable and marketable product trademarks. There are approximately 50 licensed, revenue generating Stewart's locations across nine states, plus some franchised sites, all of which provide immediate or residual income to Rockelle.

This acquisition provides Rockelle the added value of the trademark rights to market all of Stewart's products including, but not limited to, Stewart's famous soda syrups, hamburgers, hot dogs and condiments, to name a few. Rockelle anticipates tapping into potential vendor and supply sources throughout the United States. The trademarked products will be mass-produced and placed in supermarkets and grocery stores across the United States.

Rockelle will be offering franchising opportunities through area development agreements as well as individual franchise location agreements. Rockelle's goal is to expand Stewart's into a national franchise chain domestically, while seeking to establish the Stewart's brand internationally.

TACO TIME

We have also signed an agreement, dated March 2005, with Kahala Corporation, for exclusive rights to Taco Time, in the greater New York City/Western Long Island metropolitan area. This agreement is in perpetuity as long as Rockelle is not in default of the monetary or developmental requirements. The total Area Representative Fee required is $300,000; $100,000 of this fee was paid by Rockelle at the time the agreement was signed. The remaining balance is to be paid in equal installments of $50,000, plus accrued interest of 12%. Once the $200,000 obligation to Kahala is met, we will then retain the next $300,000 in franchise fees. All future franchise fees are divided as follows: Kahala receiving 67% and Rockelle receiving the remaining 33%. Royalty revenues from all stores shall be 6% of gross revenues and distributed 4% to Kahala and 2% to Rockelle. Each store will also be required to contribute 4% of gross sales for regional and local advertising.

Management strategies include the opening of a “model” Taco Time in the New York Metropolitan area, offering franchises for sale, providing construction and build out services, furnishing marketing and advertising support. This location will be used as a showcase for future franchise purchasers. We estimate the cost to open the model store to be approximately $675,000 to purchase the facility plus an additional $175,000 to complete the franchise build-out. We expect to generate gross annual revenue in excess of $550,000.

CHOCK FULL O’NUTS

On Aug. 17, 2006 Rockelle announced that they have received approval from Massimo Zanetti Beverage, USA, the parent company of Chock Full o'Nuts, that permits Rockelle to combine other food concepts with a Chock Full o'Nuts Coffee Shop. This agreement allows Rockelle to create dual or multi branded locations featuring Chock Full o'Nuts.

On Feb. 1, 2007, Rockelle announced that it has received Patchogue Village's preliminary approval to open a full service Chock full o'Nuts eatery at the Patchogue, LI Railroad station.

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

SUBSEQUENT EVENTS

On January 31, 2007, we entered into a Joint Venture Purchase Agreement with Frosted Mug Holdings, LLC (“Frosted”) to form a joint venture under the name FrostedRock, Inc. to engage together in the business of Stewarts Root Beer Drive in Restaurants ("Agreement"). In accordance with the Agreement, we shall hold a 51% partners interest in the joint venture, and Frosted shall hold a 49% partners interest. The general conduct of the business shall be controlled by an Operating Committee to be comprised of Gerald Stephen and John R. Frieri. We, as the Manager, shall be responsible for the day to day management of the operations of the joint venture, subject to the supervision of the JV Operating Committee. All income and property of Frosted will be contributed to the joint venture. In exchange, we shall be required to make the following payments to Frosted:

1.	$100,000 upon execution of the Agreement;
2.	$50,000 within 120 days from the date of the Agreement;
3.	$100,000 within 180 days from the date of the Agreement;
4.	$4,000,000 within one year from the date of the Agreement;
5.	Assumption or other disposition of the $2,700,000 note issued to Stewarts Restaurants, Inc. by Frosted within one year from the date of the Agreement; and
6.	$2,000,000 within two years from the date of the Agreement.

Upon completion of the $4,000,000 payment, Frosted shall transfer to us 66% of its total ownership interests in the joint venture and turn over complete control of the JV Operating Committee to us. Upon satisfaction of the $2,000,000 payment, Frosted shall completely relinquish the balance of its ownership interest in the joint venture.

COMPETITION

STEWART’S

The food service industry is highly competitive, and has few barriers to entry. However, since franchises are located within Wal-Mart stores, there will be no direct competition. Stewart’s “Snack bars” will draw customers from a captive audience. Stewart’s customers will come from walk-through foot traffic. Anticipated foot traffic ranges from 1 million to 1.8 million customers depending upon store location and hours of operations. In addition to Wal-Mart’s customers, there will be, on average, 200 to 400 employees per location. An additional benefit of this captive audience is that no advertising costs will be needed.  The major competitors to Stewart’s (outside of these Wal-Mart locations) from an established regional or national franchise chain are as follows:

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

CHOCK FULL O’NUTS

The coffee shop industry is also highly competitive. Rockelle’s business alliance with Chock full o’Nuts gives Rockelle an established product with name brand recognition. In addition to coffee drinks, Chock full o’Nuts offers breakfast and lunch selections. Rockelle has the option to operate Chock full o’Nuts Coffee Shops as a stand-alone concept, or combine Chock full o’Nuts with any of its other food concepts in a multi-branded establishment. Competition for Chock full o’Nuts franchises include:

•	Starbucks
•	Caribou Coffee
•	Seattle’s Best

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “RKLC.” Our common stock has been quoted on the OTC Bulletin Board since November 30, 2005. The following table sets forth the range of high and low bid quotations for the last 31 days of calendar year 2005 and for the first quarter of calendar year 2007. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

YEAR	QUARTER	HIGH	LOW

2005	Fourth - thirty one trading days in calendar 2005 subsequent to the Company’s listing on the OTC Bulletin Board on November 30, 2005	$1.10	$0.70
2006	First	$0.98	0.65
2006	Second	$0.94	$0.08
2006	Third	$0.30	$0.07
2006	Fourth	$0.13	$0.06
2007	First	$0.21	$0.06

As of April 16, 2007 in accordance with our transfer agent records, we had 43 shareholders of record. Such shareholders of record held 36,070,673 shares of our common stock.

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

Recent Sales of Unregistered Securities

On February 16, 2006, we issued a total of 100,000 shares in the following manner: Robert Onesti-35,000 shares; Todd DeMatteo-35,000 shares; and Westminster Securities Corp.-30,000 shares. Such shares were issued pursuant to an engagement letter for services rendered between us and Westminster Securities Corp. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered.

We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since it agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In July, 2006, we issued 1,000,000 shares to Surety Financial Group, LLP, in consideration for services to be provided. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since it agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In September 2006, we issued 100,000 shares to Michael Stephan in consideration for his appointment to our Board of Directors; 1,100,000 shares to Gerard Stephan, Jr. in consideration for his appointment to our Board of Directors; and 100,000 shares to Warren Rothouse in consideration for his appointment to our Board of Directors. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since it agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.

This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In January 2007 we issued a total of 2,857,143 shares to Gerard Stephan as payment for the $200,000 owed to Mr. Stephan under his employment agreement with us. The shares were valued at the market price of $.07 per share. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Stephan had the necessary investment intent as required by Section 4(2) since it agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

Overview

Our plan of operations for the twelve months following the date of this filing is to complete the following objectives within the time period specified:

It is Rockelle’s intention to develop and sell Stewart’s “Snack Bar” franchises located within Wal-Mart facilities.

Rockelle intends to sell all of their developed Stewart’s “Snack Bar” franchises. Rockelle will gross approximately $150,000 on the sale of each developed Stewart’s “Snack Bar” franchise sold. Rockelle will continue to earn $12,000 annually in recurring royalty fees per location for each franchise sold.  Rockelle holds the right of first refusal to purchase any Wal-Mart location granted to Frosted Mug for a Stewart’s “Snack Bar”. It is the intention of Rockelle to develop a number of Stewart’s “Snack Bar” franchises, located within Wal-Mart stores, in each subsequent year. It is anticipated that this agreement with Frosted Mug will allow Rockelle to expand into many other locations across the United States.

Management strategies include the opening of a “model” Taco Time in the New York Metropolitan area, offering franchises for sale, providing construction and build out services, furnishing marketing and advertising support. This location will be used as a showcase for future franchise purchasers. We estimate the cost to open the model store to be approximately $675,000 to purchase the facility plus an additional $175,000 to complete the franchise build-out. We expect to generate gross revenue in excess of $550,000.

Rockelle’s agreement with Massimo Zanetti Beverage, USA, the domestic parent company of Chock Full o'Nuts, permits Rockelle to operate stand alone Chock full o’Nuts coffee shops, or combine any other food concepts with a Chock full o'Nuts Coffee Shop. This agreement allows Rockelle to create dual or multi branded locations featuring Chock Full o'Nuts.
Rockelle has received Patchogue Village's preliminary approval to open a full service Chock full o'Nuts eatery at the Patchogue, LI Railroad station. There are several other locations currently under negotiation.

Over the next twelve months we intend to further our business plan of developing and selling Stewart’s Original Root Beer Restaurant Snack Bars, located within existing Wal-Mart stores, as well as opening a minimum of one (1) Taco Time and one (1) Chock full o’Nuts location. We will undertake the build-out construction, bring each franchised location into operational status, and then either operate the franchised location or sell the franchised location to other franchisees. Our sole officer and Director, Gerard Stephan, will oversee all of the following activities.

CONSTRUCTION

Prior to this filing, construction had been completed as follows; one in Pennsylvania, one in Maryland, two in Florida and two in Ohio. As of April 16, 2007, all locations are open for business.

OPERATIONS

It is our intension to sell all of our developed Stewart’s “Snack Bar” franchises. In addition, we will also develop a minimum of one (1) Taco Time franchise and one (1) Chock full o’Nuts franchise in 2007.

SALES AND MARKETING

Our sales and marketing are divided into two separate categories. The first is to generate visibility for the franchises we intend to operate. We will take advantage of the foot traffic generated by Wal-Mart’s customers to spread the word about these new Stewart’s locations. The second is to utilize the operational locations to develop interest by prospective franchisees. In addition, we intend to use traditional sales and marketing vehicles such as newspaper and trade publications. As royalty revenues grow, we intend to increase our visibility by implementing local and regional advertising campaigns.

FURTHER DEVELOPMENT OF ORGANIZATIONAL INFRASTRUCTURE

Mr. Stephan will personally undertake the responsibility of selecting and overseeing the management put in place in each of the Stewart’s locations in Wal-Mart stores. In addition, Mr. Stephan will be responsible for hiring the employees needed to staff our initial locations.

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

Liquidity and Capital Resources

On March 1, 2006, we completed financing agreements by executing a securities purchase agreement with the following entities: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. Under the securities purchase agreement, we issued $2,000,000 in callable secured convertible notes. The notes are convertible into shares of our common stock. The conversion price is based on the sixty (60%) of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of our assets both tangible and intangible. The Company simultaneously issued to the private investors seven year warrants to purchase 3,000,000 Series A warrants at an exercise price of $1.00 and 3,000,000 Series B warrants at an exercise price of $1.50.

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

We had received a total of $2,000,000 under the terms of the securities purchase agreement. We have applied these funds in the manner outlined in the tables below.

To Date:

Gross Proceeds Received	$2,000,000

Less - Use of Proceeds:
• Prorated Closing Costs and Fees	$330,502
• Frosted Mug Contract	$105,000
• Construction, Build-out & Equipment Costs	$1,564,498

Total Proceeds Utilized	$2,000,000

Net Retained for Operating Expenses	$0

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

At December 31, 2006 the Company had $143,370 in cash, $15,333 in prepaid expenses and $12,753 in inventories for a total of $171,456 in current assets. The Company had $400,447 in accrued expenses, $50,000 franchise obligation, $4,576 note payable current portion, $77,510 due to affiliates, $582,311 in convertible notes and a stockholder loan payable in the amount of $10,060 for a total of $1,124,904 in current liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

Results of Operations

For the Twelve Months Ended December 31, 2006 and 2005

Gross revenues increased from $155,664 for the year ended December 31, 2005 to $166,270 for the year ended December 31, 2006, an increase of $10,606. These revenues were generated from royalties on gas sales from gas station/convenience store operations and sales from Stewarts Snack Bars. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The increase in revenues is due to the opening of Stewarts Snack Bars in late 2006.

Our net loss from operations for the year ended December 31, 2005 was $689,358 as compared to net loss from operations for the year ended December 31, 2006 of $1,557,946. The increase in net loss from operations was due to an increase in general and administrative expenses totaling $856,688.

Selling, general and administrative expenses increased to $1,653,442 for the year ending December 31, 2006 from $796,754 for the year ending December 31, 2005. These expenses represent our total operating expenses during this period. The increase in our total operating expenses was due to amortization of the discount on the convertible debt, interest expense incurred from deferred financing costs and to remain in compliance with all reporting requirements as a public company. These additional expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing.. Mr. Stephan has received $200,000 in salary from Rockelle Corp subsequent to December 31, 2006.

SUBSEQUENT EVENTS

On January 31, 2007, we entered into a Joint Venture Purchase Agreement with Frosted Mug Holdings, LLC (“Frosted”) to form a joint venture under the name FrostedRock, Inc. to engage together in the business of Stewarts Root Beer Drive in Restaurants ("Agreement"). In accordance with the Agreement, we shall hold a 51% partners interest in the joint venture, and Frosted shall hold a 49% partners interest. The general conduct of the business shall be controlled by an Operating Committee to be comprised of Gerald Stephen and John R. Frieri. We, as the Manager, shall be responsible for the day to day management of the operations of the joint venture, subject to the supervision of the JV Operating Committee. All income and property of Frosted will be contributed to the joint venture. In exchange, we shall be required to make the following payments to Frosted:

1.	$100,000 upon execution of the Agreement;
2.	$50,000 within 120 days from the date of the Agreement;
3.	$100,000 within 180 days from the date of the Agreement;
4.	$4,000,000 within one year from the date of the Agreement;
5.	Assumption or other disposition of the $2,700,000 note issued to Stewarts Restaurants, Inc. by Frosted within one year from the date of the Agreement; and
6.	$2,000,000 within two years from the date of the Agreement.

Upon completion of the $4,000,000 payment, Frosted shall transfer to us 66% of its total ownership interests in the joint venture and turn over complete control of the JV Operating Committee to us. Upon satisfaction of the $2,000,000 payment, Frosted shall completely relinquish the balance of its ownership interest in the joint venture.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

 Item 7. Financial Statements

The financial statements of the Company, together with the report of auditors, are as follows:

Rockelle Corp. and Subsidiary

Consolidated Financial Statements

December 31, 2006

PAGE
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

Balance Sheet	2 & 3

Statements of Operations	4

Statements of Stockholders Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rockelle Corp.:

We have audited the accompanying consolidated balance sheet of Rockelle Corp. and its wholly-owned subsidiary, collectively, the "Company," as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Infante & Company

Hollywood, Florida
April 16, 2007

Page1

Rockelle Corp. and Subsidiary
Consolidated Balance Sheet
December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$143,370
Inventories	12,753
Prepaid expenses and other current assets	15,333

Total current assets	171,456

FIXED ASSETS
Furniture and equipment	364,225
Automobiles	37,667
Leasehold improvements	473,970
Construction in progress	198,200
1,074,062
Accumulated depreciation	(30,873)

Fixed assets, net	1,043,189

OTHER ASSETS
Franchise area rights	246,250
Deferred financing costs	351,721
Restricted cash	200,000
Security deposits and other assets	82,366

Total other assets	880,337

Total assets	$2,094,982

The accompanying notes are an integral part of these financial statements.

Page2

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	400,447
Franchise obligation - current portion	50,000
Note payable - current portion	4,576
Due to affiliates	77,510
Convertible notes, net of discount of $877,617	582,311
Loan from stockholder	10,060

Total current liabilities	1,124,904

LONG-TERM LIABILITIES
Franchise obligation - non-current	100,000
Note payable - non-current	18,779

Total long-term liabilities	118,779

Total liabilities	1,243,683

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-
Common stock - $0.001 par value; 200,000,000 shares authorized
32,816,330 issued and outstanding	32,816
Additional paid-in capital	3,108,523
Accumulated deficit	(2,290,040)

Total stockholders' equity	851,299

Total liabilities and stockholders' equity	$2,094,982

The accompanying notes are an integral part of these financial statements.

Page3

Rockelle Corp. and Subsidiary
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005

	2006	2005

Sales	$166,270	$155,664

Cost of Sales	70,774	48,268

Gross profit	95,496	107,396

General and administrative expenses	1,653,442	796,754

Loss from operations	(1,557,946)	(689,358)

Interest income	14,431	-
Gain on sale of franchise location	40,000	-
Loss on disposal of property and equipment	(44,010)	-

Loss before provision for income taxes	(1,547,525)	(689,358)

Provision for income taxes

Net loss	(1,547,525)	(689,358)

Basic and diluted earnings per common share	$(0.10)	$(0.04)

Weighted average common shares used in computing
basic and diluted earnings per common share	15,051,567	19,595,124

The accompanying notes are an integral part of these financial statements.

Page4

Rockelle Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2006 and 2005

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2004	19,484,655	$19,484	$270,816	$(53,157)	$237,143

Stock issued for cash in a private
placement memorandum dated June 1, 2004
for a total of $17,500 or $0.95 per share	18,375	18	17,482	-	17,500

Issuance of common stock in exchange
for services rendered at a value of $9,975
at $0.95 per share	10,500	11	9,964	-	9,975

Issuance of common stock in exchange
for services rendered at a value of $380,000
at $0.95 per share	400,000	400	379,600	-	380,000

Issuance of common stock in exchange
for services rendered at a value of $47,500
at $0.95 per share	50,000	50	47,450	-	47,500

Net loss	-	-	-	(689,358)	(689,358)

Balance at December 31, 2005	19,963,530	19,963	725,312	(742,515)	2,760

Issuance of common stock in exchange
for services rendered at a value of
$300,000 at $0.75 per share	400,000	400	299,600		300,000

Issuance of common stock in exchange
for services rendered at a value of
$24,000 at $0.12 per share	200,000	200	23,800		24,000

Issuance of common stock in lieu of
director's fees at a value of $91,000
at $0.07 per share	1,300,000	1,300	89,700		91,000

Issuance of convertible debt and warrants	100,000	100	1,948,831		1,948,931

Conversion of debentures to common stock	10,852,800	10,853	21,280		32,133

Net loss	-	-	-	(1,547,525)	(1,547,525)

Balance at December 31, 2006	32,816,330	$32,816	$3,108,523	$(2,290,040)	$851,299

The accompanying notes are an integral part of these financial statements.
Page5

Rockelle Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,547,525)	$(689,358)

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	33,927	39,007
Loss on disposal of property and equipment	44,010
Amortization of franchise area rights	30,000
Amortization of deferred financing costs	173,939
Amortization of discount on convertible debentures	368,217
Stock issued as compensation	-	-
Stock issued for services	415,000	427,500
Changes in assets and liabilities:
Inventories	(12,753)	(2,858)
Prepaid expenses and other current assets	(12,475)	-
Franchise area rights	-	-
Security deposits and other assets	(26,366)	(89,000)
Accounts payable and accrued expenses	329,645	64,302
Due to affiliates	(27,990)	105,500
Total adjustments	1,315,154	544,451

Net cash used in operating activities	(232,371)	(144,907)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,048,535)	(127,346)
Proceeds from sale of property and equipment	75,000	-
Restricted cash	(200,000)	-

Net cash used in investing activities	(1,173,535)	(127,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		17,500
Proceeds from issuance of convertible debentures	2,000,000	-
Deferred financing costs	(330,502)	-
Repayment of notes payable	(2,172)	-
Repayment of loan from stockholder	(70,200)	-
Repayment of franchise obligation	(50,000)	-
Loan from stockholder	-	28,260
Net cash provided by financing activities	1,547,126	45,760

Net increase (decrease) in cash and cash equivalents	141,220	(226,493)

Cash and cash equivalents - Beginning of year	2,150	228,643

Cash and cash equivalents - End of year	$143,370	$2,150

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,436	$4,513
Income taxes paid	$-	$-

NON-CASH INVESTING ACTIVITY:
Issuance of common stock in exchange for services	$75,000	$9,975
Financing of franchise area rights	$-	$200,000
Warrant value recorded as paid-in-capital	$1,603,051	$-
Warrants issued for services	$270,880	$-
Conversions of debentures to common stock	$182,855	$-

The accompanying notes are an integral part of these financial statements.

Page6

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

 NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In April 2005, Rockelle organized and capitalized a wholly-owned subsidiary, Rockelle Riverhead Corp. (“Riverhead”) for the purpose of operating two convenience stores (one which was sold in November 2005 and one which was sold in March 2006 - see Note 6), each located on a property shared with a gas station. In connection with taking over these operations, the owner of the property contracted with Rockelle to dispense gasoline to customers of the gas station. Rockelle received a fee based upon the amount of gas dispensed.

Subsequent to the sale of the convenience stores, the Company entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC ("Agreement") which granted it certain development rights to establish and operate ten Snack Bars using the Frosted Mug Holdings proprietary restaurant services marks which currently include "Stewart's", “Stewart's Root Beer" and the "Original Drive In" (see Note 2). In connection with this agreement, Riverhead developed and currently operates six (6) of these “Stewart’s” Snack Bars located inside Wal-mart department stores. They are located in Pennsylvania, Florida, Ohio and Maryland.

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

Going Concern
These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has an accumulated deficit of $2,290,000, current liabilities exceeded current assets by more than $953,000 at December 31, 2006, and incurred year to date losses of $1,548,000 at December 31, 2006. The Company cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

Page7

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

All financial instruments are carried at amounts that approximate fair value.

Concentration of Credit Risk

It is the Company’s practice to place its cash equivalents in high quality money market securities with six major banking institutions.  Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

The Company's business is subject to certain risks and concentrations including dependence on relationships with suppliers, and to a lesser extent, exposure to risks associated with online commerce security and credit card fraud. The Company is highly dependent on its relationships with three (3) major suppliers. The Company also depends on third party service providers for processing certain fulfillment services.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006 and 2005, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents and restricted cash were approximately $160,000 and $63,000, respectively. The Company believes these balances are not at risk as they are held by sound financial institutions.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Page8

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fixed Assets and Leases

Fixed assets are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 5 to 10 years. Assets that are acquired under leases that meet certain criteria evidencing substantive ownership by the Company are capitalized and the related capital lease obligations are included in current and long-term liabilities. Related amortization and interest are charged to expense over the lease term. Leases not meeting the criteria are accounted for as operating leases, with rent payments being charged to expense as incurred.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

Revenue Recognition

For Rockelle, revenue was recognized in the period in which gas is dispensed. For Riverhead, revenue is recorded upon the sale of goods to customers.

Stock Issued For Services

The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

Advertising

The Company expenses advertising costs as they are incurred. For the years ended December 31, 2006 and 2005, their advertising costs were $5,285 and $0, respectively.

Loss Per Share
The Company computed basic and diluted loss per share amounts for December 31, 2006 and 2005 pursuant to the SFAS No. 128, “Earnings per Share.”  The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Page9

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted Cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A, "Current Assets and Current Liabilities", cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of collateral for one letter of credit and a reserve for lease obligations. The Company's leasor holds a $200,000 letter of credit for lease obligations as further discussed in Note 10.

Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between taxable income and income for financial statement purposes result from the recognition of certain income and expense items for tax purposes in periods which differ from those used for financial statement purposes.

Secured Convertible Debentures

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to account for its secured convertible debentures. SFAS No. 150 provides accounting guidance for determining whether convertible notes should be classified as debt or as equity on the Balance Sheet. Under SFAS No. 150, a financial instrument that embodies an unconditional obligation or a conditional obligation that the issuer must, or may, settle by issuing a variable number of its equity shares shall be classified as a liability if, at inception, the monetary value of the obligation is based solely, or predominately, on a) a fixed monetary amount known at inception, b) variations in something other than fair value of the issuer’s equity shares, or c) variations inversely related to changes in the fair value of the issuer’s equity shares.

Pursuant to the Company’s note agreements, the notes are not manditorily convertible, and the conversion is a function of the market price of the Company’s common stock. As such, these instruments are classified as debt on the Balance Sheet. Since the noteholders may convert at any time, the obligations are classified as short-term on the Balance Sheet.

Page10

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment,"("SFAS 123R"), which revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." SFAS 123R supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and its related implementation guidance. SFAS 123R  establishes standards for the accounting for transactions in which an entity incurs  liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.." SFAS 123R is  effective for the first interim or annual  reporting  period of the  Company's first fiscal year that begins on or after June 15, 2005. The Company has implemented this pronouncement.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 107, "SHARE-BASED PAYMENTS," ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or ‘staff’, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides  guidance related to share-based  payment  transactions with non-employees,  the  transition  from  non-public to public entity status, valuation methods (including  assumptions such as expected volatility and expected  term),   the  accounting  for  certain  redeemable financial instruments  issued  under  share-based   payment  arrangements, the classification  of compensation  expense,  non-GAAP  financial  measures, first-time adoption of SFAS 123R in an interim period,  capitalization of compensation  cost  related  to  share-based  payment  arrangements,  the accounting  for income tax effects of  share-based  payment  arrangements upon adoption of SFAS 123R,  the  modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent  to  adoption  of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees.  The Company has adopted SAB 107.

Goodwill and Other Intangibles

The Company adopted SFAS No.142, “Goodwill and Other Intangible Assets,” on January 1, 2005. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit’s carrying amount

Page11

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

Convertible Debentures and Warrants and Deferred Financing Costs

In March 2006, the Company entered into Securities Purchase Agreements for convertible notes and warrants. (see Note 4).  The convertible notes are convertible into an indeterminate number of shares depending upon the Company’s stock price at the date of conversion. The conversion option and warrants are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. The Company’s management has reviewed the convertible notes and warrants in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and found that bifurcation of the embedded conversion provisons was not required. In accordance with Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt Issued with Stock Purchase Warrants, the portion of the proceeds of the debt issued with detachable stock purchase warrants which is allocable to the warrants should be accounted for as paid-in capital. As such, the Company has calculated the fair value of the warrants and allocated that value to paid-in capital. The difference between the debt proceeds and the value allocated to the warrants was recorded as a liability on the Company’s balance sheet in accordance with SFAS No. 150. The resultant discount is accreted up to the maturity date of the convertible notes using the effective interest rate method. Upon conversion, the Company transfers the outstanding debt balance to paid-in capital.

Because the convertible notes are convertible into an indeterminate number of shares the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments, such as convertible preferred stock, warrants and non employee stock options. As a result of this and anti-dilution features triggered in certain of these instruments the Company reclassified these instruments from equity to a liability based on their fair values on March 1, 2006 (see Note 4).

The Company has deferred the costs of obtaining the convertible debt, including underwriting, legal and other costs. Such costs are amortized over the three year term of the debt. Upon conversion, the remaining unamortized deferred financing costs attributable to the debt converted are transferred to paid-in capital.

Page12

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Authoritative Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) UNDER THE GUIDANCE IN ARB 43, Chapter 4, "inventory Pricing" Paragraph 5 of ARB 42, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..."

This Statement requires that those items be recognized as current-period charges regardless of weather they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT   OBLIGATIONS--AN   INTERPRETATION OF FASB STATEMENT NO. 143" ("FIN No. 47").  FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event.  FIN No. 47 is effective for us no later than December 31, 2005.

Page13

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2005, the FASB issued SFAS No.  154, “ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3” ("SFAS No.154").  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement.

Page14

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 - MULTIPLE UNIT DEVELOPMENT AGREEMENT

On March 16, 2006, the Company entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC (“Frosted Mug”) (the "Agreement") which granted it certain development rights to establish and operate ten Snack Bars using the Frosted Mug Holdings proprietary restaurant services marks which currently include "Stewart's", “Stewart's Root Beer" and the "Original Drive In". In accordance with the Agreement, the Company has the right to establish and operate these Stewarts Snack Bars in up to ten Wal-Mart locations in Pennsylvania, Maryland, Ohio, Florida and New York. Currently, two locations in each of Florida and Ohio and one location in each of Maryland and Pennsylvania are operating. Permits have been obtained and construction has been commenced on one additional property located in Maryland. Construction costs incurred on the operating locations have been recorded to “Leasehold improvements” on the balance sheet, and construction costs incurred on the locations under construction are recorded to “Construction in progress” on the balance sheet. At such time as the Snack Bars have opened, the Company can continue to manage each of these establishments or, subject to registration requirements, locate individual franchisees to operate the business.

Pursuant to the terms of the Agreement, the Company was required to pay a development fee (the “Development Fee”) equal to $12,500 per Snack Bar either under construction or for which a permit has been issued. Said fee shall be paid upon issuance of each subsequent permit for Snack Bars developed hereunder. For the initial ten Snack Bars subject to this Agreement the total initial fee was $125,000. Hereafter, said fee shall be paid upon issuance of each subsequent permit for Snack Bars developed hereunder. The Development Fee has been recorded as additional leasehold improvements in the Company’s balance sheet. The Company was also required to pay $4,000 per unit toward the royalties to be charged to the Wal-Mart Snack Bars developed. In addition, the Company also paid $4,500 in rental security per unit.

Pursuant to the terms of the Agreement, the Company has the right to sell any of the Snack Bars developed by it to any third party and retain any proceeds from such sale. The Company is also entitled to retain one third of all royalties collected from such third party franchisee after the sale.

NOTE 3 - FRANCHISE AREA RIGHTS
In March 2005, Rockelle Corp signed an agreement with Kahala Corporation, for exclusive rights to Taco Time, in the greater New York City/Western Long Island metropolitan area. This agreement is in perpetuity as long as Rockelle is not in default of the monetary or developmental requirements. Under the terms of the agreement Rockelle has the rights to sell franchises effective upon inception of the agreement and Rockelle must open a minimum of two stores per year for each of the first ten years. The agreement was modified to allow the Company to open its first store by the end of 2007. The total Area Representative Fee required is $300,000; $100,000 of this fee was paid by Rockelle of which $50,000 was paid as a deposit in fiscal year 2004 and an additional $50,000 was paid at the time the agreement was signed. The remaining balance is to be paid in equal installments of $50,000 per year from years two through five, plus accrued interest of 12%. Once the $200,000 obligation to Kahala is met, Rockelle will then retain the next $300,000 in franchise fees. All future franchise fees are divided as follows: Kahala receiving 67% and Rockelle receiving the remaining 33%. Royalty revenues from all stores shall be 6% of gross revenues and distributed 4% to Kahala and 2% to Rockelle. Each store will also be required to contribute 4% of gross sales for regional and local advertising. We reviewed the franchise area rights for impairment in accordance with SFAS 144 and determined that the fair market value of the franchise area rights exceed the carrying value at December 31, 2006, and no impairment charge is required.

Page15

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 3 - FRANCHISE AREA RIGHTS (continued)

Franchise area rights consist of the following at December 31, 2006:

Franchise area rights	$300,000
Less: Accumulated amortization	(53,750)
$246,250

Franchise rights amortization expense was $30,000 and $23,750 for the years ended December 31, 2006 and 2005, respectively.

NOTE 4 - SECURED CONVERTIBLE DEBENTURES
In March 2006, the Company completed a financing agreement for $2,000,000 with private investors (the "Investors"). Under the terms of the agreement executed on March 1, 2006, the Company received the funding in three installments of $700,000, $600,000 and $700,000 which were received on March 1st, April 12th and April 20th, respectively. The Company issued to the Investors secured convertible debentures totaling $2,000,000 with a 6% interest rate and a maturity date three years after the date each installment was funded. Accordingly, $700,000 is due on March 1, 2009, $600,000 is due on April 12, 2009 and $700,000 is due on April 20, 2009. The debentures are convertible into common shares of the Company at the Applicable Percentage (as defined below) times the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. The convertible notes are collateralized by all equipment of the Company. Management reviewed embedded derivatives in accordance with SFAS No. 133 and found that bifurcation was not required. The Company valued the embedded options to determine if a mark-to-market adjustment is necessary. After valuing the embedded options, no mark-to-market adjustment was necessary at December 31, 2006. The Company simultaneously issued to the Investors seven-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.00 and 3,000,000 warrants at an exercise price of $1.50 per share.

The significant terms of the callable secured convertible debentures (Notes) are as follows:

Contingent Interest Payments - any amount not paid when due requires a default interest rate of 15% per annum.

Suspension of Interest Payments - no interest will be due in any month when a trading price is greater than $0.9375 per share for each day of the month.

Call Option - the Company has the right to redeem the Notes at any time in which the Trading Price of their common stock is less than $0.75 per share. The Notes are callable at 140% of the principal amount outstanding plus accrued and unpaid interest.

Page16

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 4 - SECURED CONVERTIBLE DEBENTURES (continued)

Partial Prepayment Option - the Company has the right to call a portion of the Notes at any time in which the Trading Price of the common stock is less than $0.75 per share. The Notes are callable at 104% of outstanding principal and accrued and unpaid interest divided by 36, plus one month’s interest.

A private investment firm received a total commission of $160,000 (8% of the net proceeds of $2,000,000) for arranging this financing. In addition, Westminster received 100,000 shares of our common stock and 300,000 Series A warrants to purchase our common stock at an exercise price of $1.00 and 300,000 Series B warrants at an exercise price of $1.50.

The Company allocated a total of $1,603,051 of the value of the debentures towards the fair value of the warrants using the relative fair value method and recorded this amount to additional paid in capital. The remaining $396,949 was recorded as a net liability. The discount on the debentures is being amortized into expense over the term of the financing and amounted to $368,217 for the year ended December 31, 2006.

Through December 31, 2006, noteholders coverted $540,072 of principal value, respectively, into 10,852,800 shares of common stock, respectively.

The Company used the Black-Scholes model to calculate the fair value of the warrants and estimated the value of the Series A and Series B warrants to be $0.48 and $0.42 per warrant, respectively, as of March 1, 2006. The following assumptions were made in the calculation:

Stock price	$0.75
Exercise price	$1.00/$1.50
Stock volatility	68.7%
Risk-free rate	4.5%
Term	7 years
Dividend yield	0%

The Company valued the common stock and warrants issued to the private investment firm using the Black-Scholes model and the same assumptions as above. The 100,000 shares of common stock were valued at $0.75 per share, or $75,000, based upon the market price upon the closing date of the financing. The total value of the Series A warrants issued was $143,998 and the total value of the Series B warrants issued was $126,882. Total financing costs, including cash paid and common stock and warrants issued, amounted to $676,382. This amount was recorded on the balance sheet as deferred financing costs and is being amortized over the three year term of the financing or until conversion. Amortization of deferred financing costs amounted to $173,939 for the year ended December 31, 2006.

Interest expense on the debentures amounted to $76,981 for the year ended December 31, 2006.

Page17

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 5 - DEFERRED FINANCING COSTS, NET

Deferred financing costs of $676,382 were incurred in conjunction with the Convertible Debentures and consist of the following:

Cash	$311,927
Legal fees	18,575
Common stock	75,000
Series A Warrants	143,998
Series B Warrants	126,882

676,382
Less:

Transfer of unamortized
financing costs upon
conversion	(150,722)

Accumulated amortization	(173,939)

Deferred financing costs, net	$351,721

NOTE 6 - FRANCHISE OBLIGATION AND NOTE PAYABLE

In connection with the acquisition of its franchise area rights for “Taco Time” (see Note 3), and after making an initial payment of $100,000, Rockelle entered into a note payable for the balance of the franchise area rights fee. The note, in the amount of $200,000, provides for payments of $50,000 semi-annually with the first such payment being made in August 2006. Interest accrues on the unpaid balance at a rate of 12% per annum. As of December 31, 2006, Rockelle has recorded $40,000 in accrued interest on this note.

In June 2006, Riverhead entered into a five-year note payable for delivery equipment in the amount of $25,527. The note provides for monthly payments of $505, including interest at the rate of 6.99% per anum. Maturities of the note are as follows at December 31,:

2007	$4,576
2008	4,906
2009	5,260
2010	5,641
2011	2,972

Total	$23,355

Page18

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 7 - CONVENIENCE STORE OPERATIONS

In November 2005, Riverhead turned over the operations of one of its two convenience stores to the owner of the property. In exchange for turning over the operations, Riverhead received $30,000, which is equal to the amount of construction costs incurred to upgrade the facility. Accordingly, no gain or loss was recorded on the transaction.

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

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per common share exclude dilution and are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common shares of the Company or its subsidiaries were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 2006 and 2005, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. At December 31, 2006, there were 2,110,017 warrants issued that were considered to be dilutive securities that will dilute future earnings per share.

NOTE 9- INCOME TAXES

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations for years 2006 and 2005 due to the Company's net loss and valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2006 and 2005 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	2006	2005
Computed “expected tax benefit“	$(347,191)	$(250,383)
State income taxes	(91,904)	(66,278)
Change in deferred tax asset valuation	439,095	316,661
	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

Page19

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 9 - INCOME TAXES (continued)

Deferred tax asset:
Net operating loss carryforward	$778,614
Less: Valuation allowance	(778,614)
Net deferred tax asset	$-

At December 31, 2006, the Company had useable net operating loss carryforwards of approximately $2,290,000 for income tax purposes, available to offset future taxable income expiring in 2026.

The valuation allowance at January 1, 2006 was $339,519. The net change in the valuation allowance during the year ended December 31, 2006 was an increase of $439,095.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company contracted with Krysta Construction (“Krysta”), an entity owned and controlled by the Company’s principal stockholder, to perform construction work on its two convenience store facilities (see Note 1 and 5). Krysta charged the Company $105,500 for the year ended December 31, 2005. As of December 31, 2006, the Company owes $77,510 to Krysta for this work.

The principal stockholder loaned the Company funds to provide for working capital requirements. The balance due to the stockholder is $10,060 and is recorded as a loan from stockholder in the accompanying balance sheet as of December 31, 2006. The loan to stockholder is non-interest bearing and due upon demand.

During the year ended December 31, 2006, the Company purchased certain equipment and other smallwares from Krysta Food Corp., an entity owned and controlled by the Company’s principal stockholder. Such purchases amounted to $7,112.

The principal stockholder earned a salary of $200,000 for the year ended December 31, 2006. Such salary was paid in 2007 with shares of the Company’s stock (see Note 11).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company entered into various operating leases for certain of its kitchen and other equipment. Rent expense under these leases amounted to $11,301 for the year ended December 31, 2006. No expense was incurred in 2005.

Future minimum payments under the leases are as follows:

2007	$43,008
2008	43,008
2009	28,672

Total	$114,688

Page20

Rockelle Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

The leases are collateralized by certificates of deposit in the amount of $200,000. Accordingly, these certificates of deposit have been separately classified as “restricted cash” on the Balance Sheet.

NOTE 12- SUBSEQUENT EVENTS

Subsequent to December 31, 2006, noteholders converted an additional $13,816 of principal value into 397,200 shares of common stock.

In January 2007, the principal stockholder of the Company received 2,857,143 shares of the Company’s stock in lieu of salary for services performed for the year ended December 31, 2006.

On January 10, 2007, we entered into an Agreement with Surety Financial Group, LLC (“Surety”), by which Surety would provide various investor relations services in exchange for 3,000,000 shares of our common stock.  Of the 3,000,000 shares, 1,000,000 shares will be issued upon the effective date of this registration statement, and the balance will be issued in increments of 200,000 shares to be delivered per month, commencing in the second month of the agreement for ten months for an additional 2,000,000 shares. As part of the Agreement, Surety will also be issued 500,000 warrants for shares of our common stock at a conversion price of 50% of average three lowest bid prices during the thirty-one days prior to the execution of said warrants. The shares underlying these warrants are not being registered at this time.

On January 26, 2007 we issued a warrant to purchase up to 4,000,000 shares of our common stock to Acacia Investors, LLC, an Illinois limited liability company (“Acacia”), at an exercise price per share equal to sixty-seven percent (67%) of the lowest closing bid price for the shares of Common Stock for the three (3) Trading Days immediately preceding such date.

On January 31, 2007, the Company entered into a Joint Venture Purchase Agreement with Frosted Mug Holdings, LLC (“Frosted”) to form a joint venture under the name FrostedRock, Inc. to engage together in the business of Stewarts Root Beer Drive in Restaurants ("Agreement"). In accordance with the Agreement, the Company shall hold a 51% partners interest in the joint venture, and Frosted shall hold a 49% partners interest. The general conduct of the business shall be controlled by an Operating Committee to be comprised of Gerald Stephen and John R. Frieri. The Company, as the Manager, shall be responsible for the day to day management of the operations of the joint venture, subject to the supervision of the JV Operating Committee. All income and property of Frosted will be contributed to the joint venture. In exchange, the Company shall be required to make the following payments to Frosted:

1.	$100,000 upon execution of the Agreement;
2.	$50,000 within 120 days from the date of the Agreement;
3.	$100,000 within 180 days from the date of the Agreement;
4.	$4,000,000 within one year from the date of the Agreement;
5.	Assumption or other disposition of the $2,700,000 note issued to Stewarts Restaurants, Inc. by Frosted within one year from the date of the Agreement; and
6.	$2,000,000 within two years from the date of the Agreement.

Upon completion of the $4,000,000 payment, Frosted shall transfer to the Company 66% of its total ownership interests in the joint venture and turn over complete control of the JV Operating Committee to the Company. Upon satisfaction of the $2,000,000 payment, Frosted shall completely relinquish the balance of its ownership interest in the joint venture.
In April, 2007, Kahala Corporation agreed to allow the Company to pay the 2007 franchise area rights annual installment of $50,000 by paying $25,000 by April 30, 2007 and the remaining $25,000 by May 10, 2007. The remaining balance outstanding accrues interest at a rate of 12% in accordance with the agreement.

Page21

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of April 16, 2007 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

NAME	AGE	POSITION

Gerard A. Stephan	53	President, CEO, Chairman of Board of Directors
Warren Rothouse	45	Director
Michael Stephan	54	Director
Gerard Stephan, Jr.	27	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years. Below are brief biographies of our officers and directors:

GERARD A. STEPHAN is our sole officer as well as the Chairman of the Board of Directors. He has extensive experience in the development, marketing, and operation of a variety of businesses in the construction, manufacturing, and quick service restaurant industries, and owns five patents. Mr. Stephan is seeking to expand his quick service restaurant operations. To that extent, Mr. Stephan has negotiated several locations with national franchises to include other concepts. . He has put together a team of investors, construction contractors, real estate brokers, franchise brokers and operators to gain leverage in the market.

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

MICHAEL STEPHAN was recently elected to our Board of directors. Since 1999, Mr. Stephan has been employed as an Information Technology Specialist at the VA Medical Center in Northport, New York. In such capacity he is assigned to work in the Application Software Division performing Software Maintenance and Support on VISTA system for specific software packages. He also provides maintenance and support for certain Network and Internet based software packages. Mr. Stephan has previously held the position of Network and Systems Analyst at the Brentwood Public Library in Brentwood, New Jersey from 1996 to 1999. In such capacity he was an advisor to the Library Director on all Computer and Technology Issues and was in charge of all library computer hardware and software, which included purchasing, installation, configuration and management.

He holds a Masters Degree in Communication Arts from the New York Institute of Technology, a Bachelor of Science Degree from SUNY, Old Westbury, and an Associates Degree from Suffolk Community College. Michael Stephan is the son of Gerard Stephan our President, Chief Executive Officer and Chief Financial Officer.

GERARD STEPHAN, JR was recently elected to our Board of Directors. He is currently the Chief Operating Officer of Krysta Construction and has worked in such capacity since his graduation from college. Mr. Stephan is responsible for work scheduling, architectural plan review, cost estimation, and supply inventory. He holds a degree in Architectural Design from Suffolk Community College.

Mr. Stephan has a conflict of interest in that he is President of Krysta Construction, a commercial ceramic tile installation company; Krysta Group, a manufacturing business; and Krysta Food, which holds the rights to operate Quizno’s franchises. It is possible that there may be a conflict of interest in providing the same management services to all of these companies. Gerard Stephan, Jr. is the son of Gerard A. Stephan our President, Chief Executive Officer and Chief Financial Officer.

WARREN ROTHOUSE was recently elected to our Board of Directors. He has over 20 years of sales and management experience. He is also currently a senior partner and managing director of Surety Financial Group. In his capacity as Managing Partner, he develops and implements sales promotions and incentives, designs all advertising, and develops all service pricing. From 1997 until 2003 Mr. Rothouse owned and operated Country Stove and Chimney Shoppe, a supplier of fireplaces and stoves. In this capacity he oversaw all day-to-day operations including payroll and taxes, marketing, customer development and service, and personnel. Mr. Rothouse has also worked as a Sales Manager for Thulman Eastern Corporation from 1995 until 1997.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

Gerard Stephan, Jr. is the son of Gerard A. Stephan our President, Chief Executive Officer and Chief Financial Officer and Michael Stephan is the brother of Gerard Stephan our President, Chief Executive Officer and Chief Financial Officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

 Item 10. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006, 2005 and 2004 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Gerard Stephan, (1) President, Chief Executive Officer and Director	2006	$200,000*	0	0	0	0	0	0	$200,000
	2005	$0	0	19,100,000	0	0	0	0	$0
	2004	$0	0	0	0	0	0	0	$0

Warren Rothhouse-Director	2006	$0	0	100,000	0	0	0	0	$0

Gerard Stephan, Jr.-Director	2006	$0	0	1,100,0000	0	0	0	0	$0

Michael Stephan-Director	2006	$0	0	100,00	0	0	0	0	$0

(1)
In January 2007, we issued a total of 2,857,143 shares to Gerard Stephan as payment for the $200,000 owed to Mr. Stephan under his employment agreement with us for the year ending December 31, 2006. The shares were valued at the market price of $.07 per share.

Outstanding Equity Awards at Fiscal Year-End Table.

There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2006.

Stock Option Plan

The Company currently does not have a stock option plan.

Stock Option Grants

Effective January 1, 2007, we have granted Gerard Stephan options to purchase 125,000,000 of our common shares at $.01 per share. Such options vest at the rate of 25,000,000 shares per year for five years.

Employment Agreements

Currently, we have an agreement with Gerard Stephan, our Chief Executive Officer, to serve in this capacity for a period of five years. His salary in 2006 is $200,000; for 2007, $250,000; for 2008, $300,000; for 2009, $350,000; for 2010, $400,000. The plan also provides for the right to purchase 125,000,000 of our common stock at a price of $.01 per share.

Compensation of Directors

The Board of Directors has the authority to fix the compensation of directors. None of our directors have received monetary compensation since our incorporation to the date of this registration statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
The following table sets forth as of April 17, 2007, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)

Common Stock	Gerard Stephan (1)	16,577,143	45.96%
Common Stock	Carmella F. Stephan (2)	1,950,000	5.41%
Common Stock	Michael Stephan	21,700	*
Common Stock	Gerard Stephan Jr.	950,000	2.62%
Common Stock	Warren Rothouse	0	*
Officers and Directors As a Group (4)		19,498,843	54.6%

(1)	Gerard Stephan, our sole officer and the Chairman of the Board of Directors, beneficially owns 18,527,143 shares which includes the 1,950,000 held by his wife, Carmella Stephan.
(2)
Carmella F. Stephan, the wife of Gerard Stephan, our sole officer and director, was given 2,000,000 shares of our common stock as a gift from Mr. Stephan. Based upon same, these 2,000,000 shares are deemed beneficially owed by Gerard Stephan.

(3)	The percent of class is based on 36,070,673 shares of common stock issued and outstanding as of April 17, 2007.

*	Owns less than 1%.

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

In July, 2006, we issued 1,000,000 shares to Surety Financial, LLC. Our director, Warren Rothouse, is a Senior Partner at Surety Financial, LLC.

In September, 2006, we issued 100,000 shares to each of Warren Rothouse and Michael Stephan and 1,100,000 shares to Gerard Stephan Jr., for services to be rendered in their capacities as directors. Gerard Stephan Jr. and Michael Stephan are the sons of Gerard Stephan our President, Chief Executive Officer and Chief Financial Officer.

In January 2007, we issued a total of 2,857,143 shares to Gerard Stephan as payment for the $200,000 owed to Mr. Stephan under his employment agreement with us for the year ending December 31, 2006. The shares were valued at the market price of $.07 per share.

Item 13. Exhibits and Reports on Form 8-K

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form 10-SB filed on October 9, 2003

3.2	Bylaws	Incorporated by reference to Form 10-SB filed on October 9, 2003

10.1	Securities Purchase Agreement for $2,000,000 financing	Incorporated by reference to Form SB-2 filed on April 7, 2006

10.2	Form of Callable Secured Convertible Note	Incorporated by reference to Form SB-2 filed on April 7, 2006

10.3	Registration Rights Agreement	Incorporated by reference to Form SB-2 filed on April 7, 2006

10.4	Area Representation Agreement with Kahala Franchise Corp.	Incorporated by reference to Form SB-2 filed on May 10, 2006

10.5	Multiple Unit Development Agreement between Frosted Mug Holdings, LLC and Rockelle Corp. dated March 16, 2006	Incorporated by reference to Form 8-K filed on March 16, 2006

10.6	Employment Agreement with Gerard Stephan	Incorporated by reference to Form SB-2 filed on September 19, 2006

10.7	Consulting Agreement with Surety Financial Group, LLC	Incorporated by reference to Form SB-2 filed on January 30, 2007

10.8	Warrant Agreement with Accacia Investors, LLC	Incorporated by reference to Form SB-2 filed on January 30, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the Company's fiscal years ended December 31, 2006 and 2005, we were billed $43,000 and $15,000 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our years ended December 31, 2006 and 2005, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2006 and 2005, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROCKELLE CORP.

By:	/s/ Gerard A. Stephan
GERARD A. STEPHAN
Chief Executive Officer Chief Financial Officer

Dated:  April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerard Stephan	President, Chief Executive Officer,	Dated: April 17, 2007
	Gerald Stephan	Chief Financial Officer and Director

By:	/s/ Gerard Stephan, Jr.	Director	Dated: April 17, 2007
Gerald Stephan, Jr.

By:	/s/ Warren Rothouse	Director	Dated: April 17, 2007
Warren Rothouse

By:	/s/ Michael Stephan	Director	Dated: April 17, 2007
Michael Stephan