Form 10QSB
period 2007-03-31
ROCKELLE CORP.
filed 2007-05-21
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
 Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 21, 2007: 36,070,673 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

Rockelle Corp. and Subsidiary

Consolidated Financial Statements

March 31, 2007

Rockelle Corp.
Index to Financial Statements
March 31, 2007

Page1

Rockelle Corp. and Subsidiary
Consolidated Balance Sheet
March 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,643
Inventories	12,753
Prepaid expenses and other current assets	6,000

Total current assets	39,396

PROPERTY AND EQUIPMENT
Furniture and equipment	364,225
Automobiles	37,667
Leasehold improvements	644,791
Construction in progress	54,908
1,101,591
Accumulated depreciation and amortization	(53,946)
1,047,645

OTHER ASSETS
Franchise area rights, net	238,750
Deferred financing costs, net	310,679
Restricted cash	130,000
Purchase option - Frosted Mug Holdings, LLC	100,000
Security deposits and other assets	84,167

Total other assets	863,596

Total assets	$1,950,637

Page2

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	244,272
Franchise obligation - current portion	50,000
Note payable - current portion	4,657
Due to affiliate	77,510
Convertible notes, net of discount	665,765
Loan from stockholder	10,060

Total current liabilities	1,052,264

LONG-TERM LIABILITIES
Franchise obligation - non-current	100,000
Note payable - non-current	17,584

Total long-term liabilities	117,584

Total liabilities	1,169,848

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-
Common stock - $0.001 par value; 200,000,000 shares authorized
36,070,673 issued and outstanding	36,070
Additional paid-in capital	3,656,805
Retained earnings (accumulated deficit)	(2,912,086)

Total stockholders' equity	780,789

Total liabilities and stockholders' equity	$1,950,637

See notes to financial statements.

Page3

Rockelle Corp. and Subsidiary
Consolidated Statements of Operations

	Three months ended March 31,
	2007	2006

Sales	$108,767	$15,384

Cost of Sales	43,179	1,805

Gross profit	65,588	13,579

OPERATING EXPENSES
Stock-based compensation	342,155	-
Other general and administrative expenses	349,899	413,781

Total operating expenses	692,054	413,781

Loss from operations	(626,466)	(400,202)

Interest income	4,420	-
Loss on disposal of property and equipment	-	(44,010)

Net loss	(622,046)	(444,212)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average common shares used in computing basic and
diluted net loss per commons share	34,708,994	20,130,197

	(*) = less than $.01

See notes to financial statements.

Page4

Rockelle Corp. and Subsidiary
Consolidated Statement of Stockholders' Equity

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2006	32,816,330	$32,816	$3,108,523	$(2,290,040)	$851,299

Stock issued January of 2007 as officer
compensation at a value of $200,000
or $0.07 per share	2,857,143	2,857	197,143		200,000

Stock-based compensation			342,155		342,155

Conversion of debentures to common stock	397,200	397	8,984		9,381

Net loss	-	-	-	(622,046)	(622,046)

Balance at March 31, 2007	36,070,673	$36,070	$3,656,805	$(2,912,086)	$780,789

See notes to financial statements.

Page5

Rockelle Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(622,046)	$(444,212)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	23,073	3,054
Loss on disposal of property and equipment	-	44,010
Amortization of franchise area rights	7,500	7,630
Amortization of deferred financing costs	39,726	14,568
Amortization of discount on convertible debentures	94,151	13,056
Stock-based compensation	342,155	-
Common stock issued for services	-	300,000
Changes in assets and liabilities:
Inventories	-	2,858
Prepaid expenses and other current assets	9,333	(15,000)
Franchise area rights	-	(37,500)
Restricted cash	70,000	-
Security deposits and other assets	(1,801)	38,500
Accounts payable and accrued expenses	43,825	(24,343)
Total adjustments	627,962	346,833

Net cash provided by (used in) operating activities	5,916	(97,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	75,000
Cash paid for purchase option - Frosted Mug Holdings, LLC	(100,000)	-
Capital expenditures	(27,529)	(178,976)

Net cash used in financing activities	(127,529)	(103,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(1,114)	-
Deferred financing costs	-	(178,575)
Repayment of loan from stockholder	-	(38,200)
Proceeds from issuance of convertible debentures	-	700,000
Net cash (used in) provided by financing activities	(1,114)	483,225

Net increase in cash and cash equivalents	(122,727)	281,870

Cash and cash equivalents - Beginning of period	143,370	2,150

Cash and cash equivalents - End of period	$20,643	$284,020

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$402	$575
Income taxes paid	$310	$310

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in exchange for services	$200,000	$75,000
Wanrrant value recorded as paid-in capital	$-	$470,000
Warrants issued for services	$-	$270,880

See notes to financial statements.

Page6

Rockelle Corp.
Notes to Financial Statements
March 31, 2007

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

In April 2005, Rockelle organized and capitalized a wholly-owned subsidiary, Rockelle Riverhead Corp. (“Riverhead”) for the purpose of operating two convenience stores (one of which was sold in November 2005 and the other which was sold in March 2006), each located on a property shared with a gas station. In connection with taking over these operations, the owner of the property contracted with Rockelle to dispense gasoline to customers of the gas station. Rockelle received a fee based upon the amount of gas dispensed.

Subsequent to the sale of the convenience stores, Rockelle entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC ("Agreement") which granted it certain development rights to establish and operate ten Snack Bars using the Frosted Mug Holdings proprietary restaurant services marks which currently include "Stewart's", “Stewart's Root Beer" and the "Original Drive In". In connection with this agreement, Riverhead developed and currently operates six (6) of these “Stewart’s” Snack Bars located inside Wal-mart department stores. They are located in Pennsylvania, Florida, Ohio and Maryland.

The consolidated financial statements include the accounts of Rockelle and Riverhead (together the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.

The financial statements for the three months ended March 31, 2007 and 2006 together with the balance sheet as of March 31, 2007 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows for the periods presented herein have been made.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - STOCK-BASED COMPENSATION

In January 2007, the principal stockholder of the Company received 2,857,143 shares of the Company’s stock in lieu of salary for services performed for the year ended December 31, 2006.

Page7

Rockelle Corp.
Notes to Financial Statements
March 31, 2007

Effective January 1, 2007, the Company issued 25 million options to purchase Rockelle common stock to a key executive in the Company at a price of $1 per share. The options have a term of five years and vest on January 1, 2008.

Options outstanding as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

Weighted
	Shares	Average	Aggregate
	Under	Exercise	Intrinsic
Outstanding at	Option	Price	Value

December 31, 2006	-	$-	$-
Granted	25,000,000	$.01	$1,250,000
Exercised	-	$-	$-

March 31, 2007	25,000,000	$.01	$2,500,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 of $0.11 and the exercise price of $0.01, multiplied by the number of in-the-money options) that option holders would have received had they exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. As of March 31, 2007, the Company had no shares under option which were exercisable.

The grant-date fair value, as calculated using the Black-Scholes option valuation model, was calculated at $0.0547 per share. The fair value of the options is being amortized over the vesting period on a straight-line basis.

Assumptions used in the calculation of grant-date fair value for the stock options were as follows:

Exercise Price	$0.01
Expected Term (years)	one year
Expected Volatility	222.8%
Dividend Yield	0%
Risk Free Interest Rate	5.0%

The Company’s expected option term was assumed at the earliest possible exercise date for the award. The Company’s expected stock volatility assumption was based upon historical stock price fluctuations of the Company’s common stock. The risk free interest rate was estimated using rates for 1-year U.S. Treasury notes as of the grant-date.

Page8

Rockelle Corp.
Notes to Financial Statements
March 31, 2007

NOTE 3 - EARNINGS PER SHARE

Basic net income (loss) per common share exclude dilution and are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common shares of the Company or its subsidiaries were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the three months ended March 31, 2007 and 2006, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. At March 31, 2007, there were 2,892,223 warrants issued that were considered to be dilutive securities that will dilute future earnings per share.

NOTE 4 - JOINT VENTURE AGREEMENT

On January 31, 2007, the Company entered into a Joint Venture Purchase Agreement (the “Agreement”) with Frosted Mug Holdings, LLC (“Frosted”) to form a joint venture (the “Joint Venture”) to engage together in the business of Stewarts Root Beer Drive-in Restaurants, formerly operated by Frosted. Under the terms of the Agreement, the Company made a capital contribution to the Joint Venture in the amount of $100,000. The Agreement calls for future contributions to be made by the Company as follows:

May 31, 2007	$50,000
July 31, 2007	$100,000
January 31, 2008	$4,000,000
January 31, 2009	$2,000,000

In addition, the Joint Venture assumed certain liabilities of Frosted in the amount of $447,000 and will assume an existing note payable that Frosted has to Stewart Restaurant, Inc. in the amount of $2,700,000. The assumption of the note is to take place by January 31, 2008. The Company’s ownership percentage in the Joint Venture varies as the schedule payments and note assumption take place.

The Company may elect to forego the July 31, 2007 payment and instead allow all income from the Joint Venture’s operations go 100% to Frosted. However, should the Company fail to make the required payments as set forth in the Agreement, the Joint Venture would dissolve and the Company would forfeit any contributions paid to date. Accordingly, the Company’s initial contribution of $100,000 as been deemed in substance to constitute a purchase option of Frosted’s business and has been recorded as a non-current asset on the balance sheet as of March 31, 2007.

Page9

Rockelle Corp.
Notes to Financial Statements
March 31, 2007

NOTE 5 - SUBSEQUENT EVENTS

In May 2007, the Company prepaid the scheduled lease payments under the operating leases for its kitchen and other equipment. Accordingly, the restriction on its cash collateral ($200,000 at December 31, 2006 and $130,000 at March 31, 2007) was removed.

In April 2007, Kahala Corporation agreed to allow the Company to pay their 2007 franchise area rights annual installment of $50,000 by paying $25,000 by April 30, 2007 and the remaining $25,000 by May 10, 2007. These amounts were paid during the month of May.

Page10

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Overview

Our plan of operations for the twelve months following the date of this filing is to complete the following objectives within the time period specified:

On January 31, 2007, Rockelle entered into a Joint Venture Purchase Agreement with Frosted Mug Holdings, LLC (“Frosted”) to form a joint venture under the name FrostedRock, Inc. to engage together in the business of Stewarts Original Root Beer Drive in Restaurants. It is Rockelle’s intention to reinvigorate the Stewart’s brand name to facilitate the development and sales of Stewart’s Original Root Beer Drive-In Restaurant franchises. Rockelle also plans to develop and market Stewart’s trademarked food products, which will be distributed nationally and sold in local grocery stores.

Rockelle intends to sell all developed Stewart’s “Snack Bar” franchises and focus on trademarked product development and distribution. Rockelle will continue to earn annual royalty fees from each franchised location sold.

Rockelle has purchased the exclusive area development rights for Taco Time, a Kahala Corp. owned franchise concept, for all five Burroughs of New York along with Nassau and Suffolk counties in Long Island, NY. Management strategies include the opening of a “model” Taco Time in the New York Metropolitan area, offering franchises for sale, providing construction and build out services, furnishing marketing and advertising support. This location will be used as a showcase for future Taco Time franchise purchasers. We estimate the cost to open the model store to be approximately $675,000 to purchase the facility plus an additional $175,000 to complete the franchise build-out. We expect to generate annual gross revenue in excess of $550,000.

Rockelle entered into a broker agreement with Massimo Zanetti Beverage, USA, the domestic parent company of Chock Full o'Nuts, which permits Rockelle to develop, operate and or sell stand alone Chock full o’Nuts coffee shops and cafes. This agreement also allows Rockelle to combine any other food concepts with Chock full o'Nuts to create dual or multi branded locations featuring Chock Full o'Nuts. Rockelle has received Patchogue Village's preliminary approval to open a full service Chock full o'Nuts eatery at the Patchogue, LI Railroad station. There are several other locations currently under negotiation.

Over the next twelve months we intend to further our business plan of developing and selling Stewart’s Original Root Beer Drive-In Restaurant franchises and developing Stewart’s trademarked food products for national distribution. We will also open a minimum of one (1) Taco Time and one (1) Chock full o’Nuts Café location. We will undertake the build-out construction, bring each franchised location into operational status, and then either operate the franchised location or sell the franchised location to other franchisees. Our sole officer and Director, Gerard Stephan, will oversee all of the following activities.

CONSTRUCTION

Prior to this filing, construction had been completed on six (6) Stewart’s franchises as follows; one in Pennsylvania, one in Maryland, two in Florida and two in Ohio. As of May 21, 2007, all locations are open for business.

OPERATIONS

It is our intension to sell all of our developed Stewart’s Original Root Beer Drive-In Restaurant franchises. In addition, we will also develop a minimum of one (1) Taco Time franchise and one (1) Chock full o’Nuts Café franchises in 2007.

SALES AND MARKETING

Our sales and marketing are divided into two separate functions. The first is to generate visibility for the franchises we intend to develop and sell while utilizing the operational locations to develop interest by prospective franchise buyers. We intend to use traditional sales and marketing vehicles such as newspaper and trade publications. The second is the development of Stewart’s trademarked food products for national distribution.

FURTHER DEVELOPMENT OF ORGANIZATIONAL INFRASTRUCTURE

Mr. Stephan will personally undertake the responsibility of selecting and overseeing the products developed that will carry the Stewart’s trademark as well as the management necessary to put the national distribution channels into place. In addition, Mr. Stephan will be responsible for hiring the employees needed to staff our initial locations.

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

Payments 1, 2 and 3 will be satisfied through revenues from ongoing operations of Stewart’s Original Root Beer restaurants. Management is pursuing an investment-banking firm, not yet retained, to assist us in obtaining the funding requirements to complete our acquisition of Stewart’s Original Root Beer. Management anticipates completing this funding through equity financing.

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

Management is pursuing an investment-banking firm, not yet retained, to assist us in obtaining the funding requirements to complete our acquisition of Stewart’s Original Root Beer. Management anticipates completing this funding through equity financing. While there is no absolute guarantee that we will obtain the required funding, management believes that both the revenue generation forecast and the additional funding will be attained. At the present level of operations, working capital requirements to sustain operations approximates $50,000 per month exclusive.

At March 31, 2007, the Company had $20,643 in cash, $6,000 in prepaid expenses and $12,753 in inventories for a total of $39,396 in current assets. The Company had $244,272 in accounts payable and accrued expenses, $50,000 franchise obligation, $4,657 note payable current portion, $77,510 due to affiliates, $665,765 in convertible notes and a stockholder loan payable in the amount of $10,060 for a total of $1,052,264 in current liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated  to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

On January 10, 2007, we entered into an Agreement with Surety Financial Group, LLC (“Surety”), by which Surety would provide various investor relations services in exchange for 3,000,000 shares of our common stock. Of the 3,000,000 shares, 1,000,000 shares will be issued upon the effective date of our registration statement, and the balance will be issued in increments of 200,000 shares to be delivered per month, commencing in the second month of the agreement for ten months for an additional 2,000,000 shares. As part of the Agreement, Surety will also be issued 500,000 warrants for shares of our common stock at a conversion price of 50% of average three lowest bid prices during the thirty-one days prior to the execution of said warrants.

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

In January 2007, we issued a total of 397,200 shares of common stock to investors pursuant to the conversion of $13,816.48 in convertible notes payable.

All of the above listed securities were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.  We have never utilized an underwriter for an offering of our securities.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

On February 7, 2007, the Company filed a Form 8K based on a Joint Venture Purchase Agreement entered into with Frosted Mug Holdings, LLC (“Frosted”) to form a joint venture under the name FrostedRock, Inc. to engage together in the business of Stewarts Root Beer Drive in Restaurants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROCKELLE CORP.
Registrant

Date: May 21, 2007	By: /s/ Gerard Stephan
Gerard Stephan
President, Secretary and Director