Form 10QSB
period 2007-06-30
ROCKELLE CORP.
filed 2007-08-20
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
 Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2007: 46,808,883 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

Rockelle Corp. and Subsidiary

Consolidated Financial Statements

June 30, 2007

Rockelle Corp.
Index to Financial Statements
June 30, 2007

Rockelle Corp. and Subsidiary
Consolidated Balance Sheet
June 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,136
Prepaid expenses and other current assets	6,533

Total current assets	33,669

PROPERTY AND EQUIPMENT
Furniture and equipment	9,764
Automobiles	37,667
Construction in progress	59,748
107,179
Accumulated depreciation and amortization	(7,533)
99,646

OTHER ASSETS
Franchise area rights, net	231,250
Deferred financing costs, net	257,807
Assets related to discontinued operations	30,000
Security deposits and other assets	63,034

Total other assets	582,091

Total assets	$715,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$210,333
Franchise obligation - current portion	25,000
Note payable - current portion	4,739
Liabilities related to discontinued operations	15,900
Due to affiliate	72,510
Convertible notes, net of discount	703,324
Loan from stockholder	113,125

Total current liabilities	1,144,931

LONG-TERM LIABILITIES
Franchise obligation - non-current	100,000
Note payable - non-current	16,369

Total long-term liabilities	116,369

Total liabilities	1,261,300

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-
Common stock - $0.001 par value; 200,000,000 shares authorized
39,969,673 issued and outstanding	39,969
Additional paid-in capital	4,103,745
Retained earnings (accumulated deficit)	(4,689,608)

Total stockholders' deficit	(545,894)

Total liabilities and stockholders' deficit	$715,406

See notes to financial statements

Rockelle Corp. and Subsidiary
Consolidated Statements of Operations

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Sales	$-	$15,384	$-	$-

Cost of Sales	-	1,805	-	-

Gross profit	-	13,579	-	-

OPERATING EXPENSES
Stock-based compensation	684,310	-	342,155	-
Other general and administrative expenses	484,625	659,183	289,190	245,402

Total operating expenses	1,168,935	659,183	631,345	245,402

Loss from continuing operations before other income/expense	(1,168,935)	(645,604)	(631,345)	(245,402)

Loss on disposal of property and equipment	-	(44,010)	-	-
Interest income	5,056	6,099	636	6,099

Loss from continuing operations	(1,163,879)	(683,515)	(630,709)	(239,303)

Discontinued operations (Note 5)

Loss from operations of discontinued component (including loss
on disposal of $936,124)	(1,235,689)	-	(1,146,813)	-

Net loss	$(2,399,568)	$(683,515)	$(1,777,522)	$(239,303)

Basic and diluted net loss per common share from continuing operations	$(0.03)	$(0.03)
Basic and diluted net loss per common share from discontinued operations	(0.03)	-
Basic and diluted net loss per common share	$(0.06)	$(0.03)

Weighted average common shares used in computing basis and diluted
net loss per common share	37,589,028	20,718,429

See notes to financial statements

Rockelle Corp. and Subsidiary
Consolidated Statement of Stockholders' Deficit

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2006	32,816,330	$32,816	$3,108,523	$(2,290,040)	$851,299

Stock issued January 2007 as officer
compensation at a value of $200,000
or $0.07 per share	2,857,143	2,857	197,143		200,000

Stock-based compensation			684,310		684,310

Conversion of debentures to common stock	2,896,200	2,896	50,641		53,537

Exercise of warrants	1,400,000	1,400	63,128		64,528

Net loss	-	-	-	(2,399,568)	(2,399,568)

Balance at June 30, 2007	39,969,673	$39,969	$4,103,745	$(4,689,608)	$(545,894)

See notes to financial statements

Rockelle Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,399,568)	$(683,515)

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	41,312	3,054
Loss on disposal of property and equipment	936,124	44,010
Amortization of franchise area rights	20,046	16,509
Amortization of deferred financing costs	79,662	68,823
Amortization of discount on convertible debentures	188,802	117,824
Stock-based compensation	684,310	-
Common stock issued for services		324,000
Changes in assets and liabilities:
Accounts receivable	-	-
Inventories	12,753	2,858
Prepaid expenses and other current assets	8,800	(20,000)
Franchise area rights	-	(90,500)
Restricted cash	200,000	-
Security deposits and other assets	17,932	(30,500)
Accounts payable and accrued expenses	34,886	3,370
Liabilities related to discontinued operations	15,900	-
Due to affiliates	(5,000)	(22,990)
Total adjustments	2,235,527	416,458

Net cash used in operating activities	(164,041)	(267,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	75,000
Capital expenditures	(92,539)	(569,948)

Net cash used in investing activities	(92,539)	(494,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	64,528	-
Repayment of notes payable	(2,247)	-
Deferred financing costs	-	(330,502)
Loan from/repayment to stockholder	103,065	(70,200)
Repayment of franchise obligation	(25,000)	(10,000)
Proceeds from issuance of convertible debentures	-	2,000,000

Net cash provided by financing activities	140,346	1,589,298

Net (decrease) increase in cash and cash equivalents	(116,234)	827,293

Cash and cash equivalents - Beginning of period	143,370	2,150

Cash and cash equivalents - End of period	$27,136	$829,443

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$784	$575
Income taxes paid	$310	$310

NON-CASH INVESTING ACTIVITY:
Issuance of common stock in exchange for services	$200,000	$75,000
Wanrrant value recorded as paid-in capital	$-	$1,511,983
Warrants issued for services	$-	$270,880
Conversions of debentures to common stock	$-	$17,883

See notes to financial statements

Rockelle Corp.
Notes to Financial Statements
June 30, 2007

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

Subsequent to the sale of the convenience stores, Rockelle entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC ("Agreement") which granted it certain development rights to establish and operate ten Snack Bars using the Frosted Mug Holdings proprietary restaurant services marks which currently include "Stewart's", “Stewart's Root Beer" and the "Original Drive In".   In connection with this agreement, Riverhead developed and operated six (6) of these “Stewart’s” Snack Bars located inside Wal-mart department stores.  They are located in Pennsylvania, Florida, Ohio and Maryland.   The Company discontinued operating these Snack Bars during the second quarter of 2007 (see Note 5).

The consolidated financial statements include the accounts of Rockelle and Riverhead (together the “Company”).  All material intercompany transactions and balances have been eliminated in consolidation.

The financial statements for the six months ended June 30, 2007 and 2006 together with the balance sheet as of June 30, 2007 included herein have not been audited by the Company’s independent public accountants.  In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2007 and the results of operations and cash flows for the periods presented herein have been made.

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

At June 30, 2007, the Company has negative working capital of $1,111,262, has incurred losses since inception totaling $4,689,608 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

Rockelle Corp.
Notes to Financial Statements
June 30, 2007

Management plans to continue to provide for its capital needs during the year ending December 31, 2007 by issuing equity securities or by pursuing alternative financing, however, there are no assurances that management's plans will be attained.

NOTE 2 – STOCK-BASED COMPENSATION

In January 2007, the principal stockholder of the Company received 2,857,143 shares of the Company’s stock in lieu of salary for services performed for the year ended December 31, 2006.

Effective January 1, 2007, the Company issued 25 million options to purchase Rockelle common stock to a key executive in the Company at a price of $.01 per share.  The options have a term of five years and vest on January 1, 2008.  In addition, pursuant to the terms of an employment agreement, the Company is obligated to issue 25 million options to purchase Rockelle common stock on January 1st of 2008, 2009, 2010 and 2011.  Each award has an exercise price of $.01 per share, vests over a one year service period and has an option life of five years.

Options outstanding as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

Weighted
	Shares	Average	Aggregate
	Under	Exercise	Intrinsic
Outstanding at	Option	Price	Value

December 31, 2006	-	$-	$-
Granted	25,000,000	$.01	$1,250,000
Exercised	-	$-	$-

June 30, 2007	25,000,000	$.01	$1,250,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 of $.06 and the exercise price of $.01, multiplied by the number of in-the-money options) that option holders would have received had they exercised their options on June 30, 2007.  This amount changes based upon the fair market value of the Company’s stock.  As of June 30, 2007, the Company had no shares under option which were exercisable.

The grant-date fair value, as calculated using the Black-Scholes option valuation model, was calculated at $0.0547 per share.  The fair value of the options is being amortized over the vesting period on a straight-line basis.

Assumptions used in the calculation of grant-date fair value for the stock options were as follows:

Rockelle Corp.
Notes to Financial Statements
June 30, 2007

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

For the six months ended June 30, 2007, the Company expensed $684,310 related to these stock options.

NOTE 3 –  EARNINGS PER SHARE

Basic net income (loss) per common share exclude dilution and are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common shares of the Company or its subsidiaries were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the six months ended June 30, 2007 and 2006, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss.  At June 30, 2007, there were 2,919,856 warrants issued that were considered to be dilutive securities that will dilute future earnings per share.

NOTE 4 –  JOINT VENTURE AGREEMENT

On January 31, 2007, the Company entered into a Joint Venture Purchase Agreement (the “Agreement”) with Frosted Mug Holdings, LLC (“Frosted”) to form a joint venture (the “Joint Venture”) to engage together in the business of Stewarts Root Beer Drive-in Restaurants, formerly operated by Frosted.  Under the terms of the Agreement, the Company made a capital contribution to the Joint Venture in the amount of $100,000.  The Agreement calls for subsequent contributions as follows:

May 31, 2007	$50,000
July 31, 2007	$100,000
January 31, 2008	$4,000,000
January 31, 2009	$2,000,000

Rockelle Corp.
Notes to Financial Statements
June 30, 2007

In addition, the Joint Venture agreed to assume certain liabilities of Frosted in the amount of $447,000 and will assume an existing note payable that Frosted has to Stewart Restaurant, Inc. in the amount of $2,700,000.  The assumption of the note is to take place by January 31, 2008.  The Company’s ownership percentage in the Joint Venture varies as the schedule payments and note assumption take place.

The Company failed to make the scheduled payments on May 31, 2007 and July 31, 2007 and is in default of the Agreement.  Management is currently considering whether to cure the default and, if so, how to fund the necessary payments.  If the Company fails to cure the default, the Joint Venture will dissolve and the Company will forfeit its capital contribution of $100,000.  As it is probable that the Company will not cure the default, the capital contribution has been charged to expense in the current period.

NOTE 5 – DISCONTINUED OPERATIONS

During the second quarter of 2007, the Company discontinued operations of its “Stewart’s” Snack Bars located inside Wal-mart department stores.  The decision to discontinue the operation of this component was based upon the component’s continued operating losses.

Following is a summary of analysis of loss from discontinued operations for the six months ended June 30, 2007:

Revenue	172,388
Expenses	471,953
(299,565)
Loss on disposal of assets	(936,124)
(1,235,689)

NOTE 6 – STOCK WARRANT

On January 26, 2007, the Company issued a warrant to Acacia Investors, LLC to purchase up to 4,000,000 shares of the Company’s stock at an exercise price equal to 67% of the lowest closing bid price for the shares of common stock for the three trading days immediately preceding such date.  During the three months ended June 30, 2007, Acacia exercised the warrant and purchased 1,400,000 shares of the Company’s stock for $64,528.  At June 30, 2007, the Company had an outstaning warrant to Acacia to purchase 2,600,000 shares of the Company’s common stock.

NOTE 7 – RELATED PARTY TRANSACTION

The Company’s majority shareholder pledged 1,400,000 shares of the Company’s common stock to a bank as collateral for a personal loan.  During the three months ended June 30, 2007, the shareholder loaned $103,065 to the Company interest free which is due on demand.

Rockelle Corp.
Notes to Financial Statements
June 30, 2007

NOTE 8 – SUBSEQUENT EVENT

In July 2007, the Company opened a “Choc full O’ Nuts” franchise in New York City.  While operations commenced in July, the Company is still expanding the facility and plans to expand its operations to include additional services within its location.

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

After several months of operating the Stewart’s Original Root Beer Drive-In Restaurant franchises in Wal-Mart stores, management recognized that revenues from continued operations in these locations would be insufficient to cover operating expenses. Therefore, Rockelle has closed all six of its Wal-Mart locations in order to eliminate the financial drain on the company.  This will allow management to focus on other revenue producing opportunities.

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

Over the next twelve months we intend to continue our plan of selling area development rights for Taco Time territories. We will also open a minimum of one (1) Taco Time and one (1) Chock full o’Nuts Café location. We will undertake the build-out construction, bring each franchised location into operational status, and then either operate the franchised location or sell the franchised location to other franchisees. Our sole officer and Director, Gerard Stephan, will oversee all of the following activities.

OPERATIONS

Rockelle has opened a walk-up Chock full o’Nuts concession stand on 42nd Street in New York City.  A full service, sit-down Chock full o’Nuts Café, located in the same venue, should be opened shortly. In addition, we will also develop a minimum of one (1) Taco Time franchise in 2007.

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

On January 31, 2007, the Company entered into a Joint Venture Purchase Agreement (the “Agreement”) with Frosted Mug Holdings, LLC (“Frosted”) to form a joint venture (the “Joint Venture”) to engage together in the business of Stewarts Root Beer Drive-in Restaurants, formerly operated by Frosted.  Under the terms of the Agreement, the Company made a capital contribution to the Joint Venture in the amount of $100,000.  The Agreement calls for subsequent contributions as follows:

May 31, 2007	$50,000
July 31, 2007	$100,000
January 31, 2008	$4,000,000
January 31, 2009	$2,000,000

In addition, the Joint Venture agreed to assume certain liabilities of Frosted in the amount of $447,000 and will assume an existing note payable that Frosted has to Stewart Restaurant, Inc. in the amount of $2,700,000.  The assumption of the note is to take place by January 31, 2008.  The Company’s ownership percentage in the Joint Venture varies as the schedule payments and note assumption take place.

The Company failed to make the scheduled payments on May 31, 2007 and July 31, 2007 and is in default of the Agreement.  Management is currently considering whether to cure the default and, if so, how to fund the necessary payments.  If the Company fails to cure the default, the Joint Venture will dissolve and the Company will forfeit its capital contribution of $100,000.  As it is probable that the Company will not cure the default, the capital contribution has been charged to expense in the current period.

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

A private investment firm, Westminster Securities Corporation based in New York City, received a total commission of $160,000 (8% of the net proceeds of $2,000,000) for arranging for this financing. In addition, Westminster Securities received 100,000 shares of our common stock and seven year warrants to purchase 300,000 Series A warrants at an exercise price of $1.00 and 300,000 Series B warrants at an exercise price of $1.50.

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

At June 30, 2007, the Company had $27,136 in cash and $6,533 in prepaid expenses for a total of $33,669 in current assets. The Company had $210,333 in accounts payable and accrued expenses, $25,000 in  franchise obligation, $4,749 in note payable current portion, $72,510 due to affiliates, $703,324 in convertible notes and a stockholder loan payable in the amount of $113,125 for a total of $1,144,931 in current liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated  to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

On June 1, 2007, the Company filed a Form 8K based on the resignation of a member of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROCKELLE CORP.
Registrant

Date: August 20, 2007	By: /s/ Gerard Stephan
Gerard Stephan
President, Secretary and Director