Form 10QSB
period 2007-09-30
ROCKELLE CORP.
filed 2007-11-19
CIK 1265850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
 Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2007: 46,808,883 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

Rockelle Corp.
Index to Financial Statements
September 30, 2007

Rockelle Corp. and Subsidiary
Consolidated Balance Sheet
September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,319
Prepaid expenses and other current assets	6,533

Total current assets	25,852

PROPERTY AND EQUIPMENT
Furniture and equipment	24,954
Automobiles	37,667
Construction in progress	82,797
145,418
Accumulated depreciation and amortization	(10,598)
134,820

OTHER ASSETS
Franchise area rights, net	223,750
Deferred financing costs, net	208,947
Assets related to discontinued operations	30,000
Security deposits and other assets	62,334

Total other assets	525,031

Total assets	$685,703

See notes to financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$223,371
Franchise obligation - current portion	75,000
Note payable - current portion	4,822
Liabilities related to discontinued operations	15,900
Due to affiliate	72,510
Convertible notes, net of discount	729,916
Loan from stockholder	130,775

Total current liabilities	1,252,294

LONG-TERM LIABILITIES
Franchise obligation - non-current	50,000
Note payable - non-current	15,131

Total long-term liabilities	65,131

Total liabilities	1,317,425

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-
Common stock - $0.001 par value; 200,000,000 shares authorized
47,508,883 issued and outstanding	47,508
Additional paid-in capital	4,642,086
Retained earnings (accumulated deficit)	(5,321,316)

Total stockholders' equity	(631,722)

Total liabilities and stockholders' equity	$685,703

See notes to financial statements

Rockelle Corp. and Subsidiary
Consolidated Statements of Operations

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006

Sales	$21,664	$45,019	$21,664	$29,635

Operating Expenses
Food and supply purchases	8,888	27,489	8,888	25,684
Stock-based compensation	1,026,465	-	342,155	-
Loss on disposal of property and equipment	-	44,010	-	-
Other general and administrative expenses	787,996	962,404	307,819	303,221

Total operating expenses	1,823,349	1,033,903	658,862	328,905

Loss from continuing operations before other income/expense	(1,801,685)	(988,884)	(637,198)	(299,270)

Gain on sale of franchise restaurant location	-	40,000	-	40,000
Interest income	5,056	13,779	-	7,680

Loss from continuing operations	(1,796,629)	(935,105)	(637,198)	(251,590)

Discontinued operations (Note 5)

Loss from operations of discontinued component (including loss
on disposal of $936,124 for the nine months ended September 30, 2007)	(1,234,647)		(72)	-

Net loss	$(3,031,276)	$(935,105)	$(637,270)	$(251,590)

Basic and diluted net loss per common share from continuing operations	$(0.04)	$(0.04)
Basic and diluted net loss per common share from discontinued operations	(0.03)	-
Basic and diluted net loss per common share	$(0.07)	$(0.04)

Weighted average common shares used in computing basis and diluted
net loss per common share	43,400,218	22,425,048

See notes to financial statements

Rockelle Corp. and Subsidiary
Consolidated Statement of Stockholders’ Deficit

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2006	32,816,330	$32,816	$3,108,523	$(2,290,040)	$851,299

Stock issued January 2007 as officer
compensation at a value of $200,000
or $0.07 per share	2,857,143	2,857	197,143		200,000

Stock-based compensation			1,026,465		1,026,465

Issuance of common stock in exchange
for services rendered at a value of
$108,000 at $0.06 per share	1,800,000	1,800	106,200		108,000

Conversion of debentures to common stock	6,835,410	6,835	93,584		100,419

Exercise of warrants	3,200,000	3,200	110,171		113,371

Net loss				(3,031,276)	(3,031,276)

Balance at September 30, 2007	47,508,883	$47,508	$4,642,086	$(5,321,316)	$(631,722)

See notes to financial statements

Rockelle Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,031,276)	$(935,105)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	44,379	13,401
Loss on disposal of property and equipment	936,124	44,010
Amortization of franchise area rights	28,246	27,113
Amortization of deferred financing costs	115,963	125,188
Amortization of discount on convertible debentures	274,835	237,935
Stock-based compensation	1,026,465	-
Common stock issued for services	108,000	324,000
Changes in assets and liabilities:
Accounts receivable	-	-
Inventories	12,753	2,581
Prepaid expenses and other current assets	8,800	(17,333)
Franchise area rights	-	(90,500)
Restricted cash	200,000	-
Security deposits and other assets	17,932	31,500
Accounts payable and accrued expenses	47,924	42,851
Liabilities related to discontinued operations	15,900	-
Due to affiliates	(5,000)	(22,990)
Total adjustments	2,832,321	717,756

Net cash used in operating activities	(198,955)	(217,349)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	75,000
Capital expenditures	(130,780)	(782,072)

Net cash used in investing activities	(130,780)	(707,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	113,371	-
Repayment of notes payable	(3,402)	-
Deferred financing costs	-	(330,502)
Loan from/repayment to stockholder	120,715	(70,200)
Repayment of franchise obligation	(25,000)	(50,000)
Proceeds from issuance of convertible debentures	-	2,000,000

Net cash provided by financing activities	205,684	1,549,298

Net (decrease) increase in cash and cash equivalents	(124,051)	624,877

Cash and cash equivalents - Beginning of period	143,370	2,150

Cash and cash equivalents - End of period	$19,319	$627,027

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,146	$575
Income taxes paid	$310	$310

NON-CASH INVESTING ACTIVITY:
Issuance of common stock in exchange for services	$200,000	$75,000
Wanrrant value recorded as paid-in capital	$-	$1,511,983
Warrants issued for services	$-	$270,880
Conversions of debentures to common stock	$127,232	$104,210

See notes to financial statements

Rockelle Corp.
Notes to Financial Statements
September 30, 2007

 NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Rockelle Corp. (“Rockelle”), formerly known as Serie Inc., was incorporated on September 19, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Its current primary business purpose is to acquire area franchise rights for franchises in the quick-service food industry and to license those franchise rights to store operators.  To date, Rockelle has not licensed any of these franchisrights to third parties

In April 2005, Rockelle organized and capitalized a wholly-owned subsidiary, Rockelle Riverhead Corp.  (“Riverhead”) for the purpose of operating two convenience stores (one of which was sold in November 2005 and the other which was sold in March 2006), each located on a property shared with a gas station.  In connection with taking over these operations, the owner of the property contracted with Rockelle to dispense gasoline to customers of the gas station.  Rockelle received a fee based upon the amount of gas dispensed.

Subsequent to the sale of the convenience stores, Rockelle entered into a Multiple Unit Development Agreement with Frosted Mug Holdings, LLC ("Agreement") which granted it certain development rights to establish and operate ten Snack Bars using the Frosted Mug Holdings proprietary restaurant services marks which currently include "Stewart's", “Stewart's Root Beer" and the "Original Drive In".   In connection with this agreement, Riverhead developed and operated six (6) of these “Stewart’s” Snack Bars located inside Wal-mart department stores.  They are located in Pennsylvania, Florida, Ohio and Maryland.   Rockelle discontinued operating these Snack Bars during the second quarter of 2007 (see Note 5).

In May 2006, Rockelle purchased the right to operate a “Blimpie” restaurant franchise in Wilton, New York and paid a deposit of $60,000 to the franchisor.  In September 2006, a third party paid Rockelle $100,000 for the right to this franchise location.  In connection with this transaction, Rockelle recognized a gain of $40,000.

In July 2007, Rockelle opened a “Choc full O’ Nuts” franchise in New York City, New York.

The consolidated financial statements include the accounts of Rockelle and Riverhead (together the “Company”).  All material intercompany transactions and balances have been eliminated in consolidation.

The financial statements for the nine months ended September 30, 2007 and 2006 together with the balance sheet as of September 30, 2007 included herein have not been audited by the Company’s independent public accountants.  In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2007 and the results of operations and cash flows for the periods presented herein have been made.

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

Rockelle Corp.
Notes to Financial Statements
September 30, 2007

At September 30, 2007, the Company has negative working capital of $1,226,442, has incurred losses since inception totaling $5,321,316 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  Management plans to continue to provide for its capital needs during the year ending December 31, 2007 by issuing equity securities or by pursuing alternative financing, however, there are no assurances that management's plans will be attained.

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

Options outstanding as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

Weighted
	Shares	Average	Aggregate
	Under	Exercise	Intrinsic
Outstanding at	Option	Price	Value

December 31, 2006	-	$-	$-
Granted	25,000,000	$.01	$1,250,000
Exercised	-	$-	$-

September 30, 2007	25,000,000	$.01	$1,000,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 of $.05 and the exercise price of $.01, multiplied by the number of in-the-money options) that option holders would have received had they exercised their options on September 30, 2007.  The aggregate intrinsic value of options granted during the year represents the total pre-tax intrinsic value as measured from the grant date versus the market value at September 30, 2007.  This amount changes based upon the fair market value of the Company’s stock.  As of September 30, 2007, the Company had no shares under option which were exercisable.

Rockelle Corp.
Notes to Financial Statements
September 30, 2007

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

For the three and nine months ended September 30, 2007, the Company expensed $342,155 and $1,026,465, respectively, related to these stock options.

NOTE 3 –  EARNINGS PER SHARE

Basic net income (loss) per common share exclude dilution and are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common shares of the Company or its subsidiaries were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the nine months ended September 30, 2007 and 2006, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss.  At September 30, 2007, there were 2,919,856 warrants issued that were considered to be dilutive securities that will dilute future earnings per share.

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

Rockelle Corp.
Notes to Financial Statements
September 30, 2007

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

The Company failed to make the scheduled payments on May 31, 2007 and July 31, 2007 and is in default of the Agreement.  Management is currently considering whether to cure the default and, if so, how to fund the necessary payments.  If the Company fails to cure the default, the Joint Venture will dissolve and the Company will forfeit its capital contribution of $100,000.  As it is probable that the Company will not cure the default, the capital contribution has been charged to expense in the currrent period.

NOTE 5 – DISCONTINUED OPERATIONS

During the second quarter of 2007, the Company discontinued operations of its “Stewart’s” Snack Bars located inside Wal-mart department stores.  The decision to discontinue to operate this component was based upon the component’s continued operating losses.

Following is a summary of analysis of loss from discontinued operations for the nine months ended September 30, 2007:

Revenue	179,316
Expenses	477,839
(298,523)
Loss on disposal of assets	(936,124)
(1,234,647)

NOTE 6 – FRANCHISE OBLIGATION

In connection with the acquisition of its franchise area rights, and after making an initial payment of $100,000, the Company entered into a note payable for the balance of the franchise area rights fee.  The note, in the amount of $200,000, provides for payments of $50,000 annually with the first such payment having been made in August 2006 and the remaining payments being due in February of each of the years 2007 through 2009.   Interest accrues on the unpaid balance at a rate of 12% per annum and is due in February 2010.

As of September 30, 2007, the Company has not fully paid the installment due in February 2007 and is currently working with the note holder to restructure the payments.  Also as of September 30, 2007, the Company has recorded $52,000 in accrued interest on this note.

Rockelle Corp.
Notes to Financial Statements
September 30, 2007

NOTE 7 – INVESTOR RELATIONS CONTRACT

Rockelle entered into an investor relations contract with Surety Financial Group, LLC (“Surety”).  The contract provides that, in exchange for investor relation services, Rockelle will issue 3 million fully registered, unrestricted shares of its stock to Surety over the term of the contract, which is one year.  The Company records each issuance of these shares as an operating expense using the fair market value of the stock on the day of issuance.  At the conclusion of the contract term, Surety will be granted warrants to purchase an additional 500,000 share of Rockelle stock.  The exercise price of the warrants will be based upon 50% of the lowest bid price of the stock for the 30-day period prior the date the warrants are exercised.

As of September 30, 2007, Rockelle has issued 1.8 million shares of its stock to Surety and, for the nine months ended September 30, 2007, recorded an operating expense of $108,000.

NOTE 8 – WARRANTS – ACACIA INVESTORS, LLC

In January 2007, Rockelle issued a warrant to purchase up to 4 million shares of common stock to Acacia Investors, LLC (“Acacia”) at an exercise price equal to 67% of the lowest closing bid price for the shares of common stock for the three trading days immediately preceeding such date.  As of September 30, 2007, Acacia exercised warrants for 3.2 million shares.

NOTE 9 – SUBSEQUENT EVENT

In October 2007, Rockelle entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”).  The agreement provides for an aggregate investment by Dutchess into the Company of up to $10 million.  Under the terms of the agreement, Rockelle can deliver “Put Notices” to Dutchess requiring them to purchase shares of its stock.  Rockelle’s ability to deliver such Put Notices is predicated upon various factors and subject to certain limitations.

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

Our plan of operations for the twelve months following the date of this filing is to complete the following objectives within the time period specified.

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

On July 11, 2007, Rockelle opened a walk-up Chock full o'Nuts concession stand at Madam Tussaud’s Wax Museum on 42nd street in New York City. This location is accessible to the general public, as well as to visitors of the museum.  On October 4, 2007 Rockelle announced opening its first full menu Chock full o'Nuts restaurant in New York City, allowing Rockelle to provide breakfast, lunch and dinner offerings as well as "grab and go" coffee, beverages and snack items. Located on the second floor of Madam Tussaud’s Wax Museum, and featuring a dining area overlooking 42nd street, this restaurant will provide concessions, inside the museum, for the more than 700,000 visitors annually.

Over the next twelve months we intend to open a minimum of one (1) Taco Time and operate the multi floor  Chock full o’Nuts Café  in Madam Tussaud’s Wax Museum. Our sole officer and Director, Gerard Stephan, will oversee all of the following activities.

OPERATIONS

It is our intension to develop a minimum of one (1) Taco Time franchise and operate the multi floor  Chock full o’Nuts Café  in Madam Tussaud’s Wax Museum in 2007.

SALES AND MARKETING

Our sales and marketing are divided into two separate functions. The first is to generate visibility for the franchises we intend to develop and sell while utilizing the operational locations to develop interest by prospective franchise buyers. We intend to use traditional sales and marketing vehicles such as newspaper and trade publications.

FURTHER DEVELOPMENT OR ORGANIZATIONAL INFRASTRUCTURE

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

To Date:

Gross Proceeds Received	$2,000,000

Less - Use of Proceeds:
 Prorated Closing Costs and Fees	$330,502
 Frosted Mug Contract	$105,000
 Construction, Build-out & Equipment Costs	$1,564,498

Total Proceeds Utilized	$2,000,000

Net Retained for Operating Expenses	$0

As of September 30, 2007, the Company had $19,319 in cash and $6,533 in prepaid expenses for a total of $25,852 in current assets. The Company had $223,371 in accounts payable and accrued expenses, $75,000 franchise obligation, $4,822 note payable current portion, $15,900 liabilities due to discontinued operations, $72,510 due to affiliates, $729,916 in convertible notes and a stockholder loan payable in the amount of $130,775 for a total of $1,252,294 in current liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into the franchise industry. There are no guarantees that the Company will be successful in the industry.

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

Our significant accounting policies are summarized in Note 1 of our financial statements in Form 10-KSB for the year ending December 31, 2006. While all these significant accounting policies impact our financial condition and results of operations, our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated  to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROCKELLE CORP.
Registrant

Date: November 19, 2007	By: /s/ Gerard Stephan
Gerard Stephan
President, Secretary and Director